Form 10-K
period 2006-12-31
Structured Asset Mortgage Investments II Trust 2006-AR2
filed 2007-04-02
CIK 1354981

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-125422-52

       Structured Asset Mortgage Investments II Trust 2006-AR2
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195535
  (State or other jurisdiction of                   54-2195536
  incorporation or organization)                    54-2195553
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', Countrywide Home Loans Servicing Inc, and Wells Fargo Bank NA (as Master Servicer), Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer's Compliance Statements provided under
            Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance Statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

 (4.1) Pooling and Servicing Agreement, dated as of February 1, 2006, among Bear
       Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank National Association, as master servicer and as securities administrator, EMC Mortgage Corporation and JPMorgan Chase Bank, N.A., as trustee (As previously filed on Form 8-K filed on March 17, 2006 and is hereby incorporated by reference into this report on Form 10-K)



 (4.2) Amended and Restated Pooling and Servicing Agreement, dated as of
       December 5, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, EMC Mortgage Corporation, as sponsor, and The Bank of New York, as successor to JP Morgan Chase Bank, N.A., as trustee (As previously filed on Form 8-K filed on January 4, 2007 and is hereby incorporated by reference into this report on Form 10-K)

(10.1) Seller's Warranties and Servicing Agreement, dated as of September 1,
       2002 among EMC Mortgage Corporation, as purchaser and Countrywide Home Loans, Inc., as company, as amended.


  (31) Rule 13a-14(d)/15d-14(d) Certifications.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) Countrywide Home Loans Servicing LP, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F2>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under Regulation AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Mortgage Investments II Trust 2006-AR2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: March 30, 2007


  Exhibit Index

  Exhibit No.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) Countrywide Home Loans Servicing LP, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Mortgage Investments II Trust 2006-AR2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Loans Servicing LP as Servicer.

     Dated: March 30, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


EX-33 (a)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Structured Asset Mortgage Investments II Trust 2006-AR2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the Master Servicer during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 24, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Structured Asset Mortgage Investments II Trust 2006-AR2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the Master Servicer during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


Ex. 99


                               AMENDMENT REG AB
         TO THE MASTER MORTGAGE LOAN PURCHASEAND SERVICING AGREEMENT

            This is Amendment Reg AB ("Amendment Reg AB"), dated as of January 1, 2006, by and between EMC Mortgage Corporation (the "Purchaser"), and Countrywide Home Loans, Inc. (the "Company") to that certain Seller's Warranties and Servicing Agreement] dated as of September 1, 2002 by and between the Company and the Purchaser (as amended, modified or supplemented, the "Existing Agreement").

W I T N E S S E T H

            WHEREAS, the Company and the Purchaser have agreed, subject to the terms and conditions of this Amendment Reg AB that the Existing Agreement be amended to reflect agreed upon revisions to the terms of the Existing Agreement.

            Accordingly, the Company and the Purchaser hereby agree, in consideration of the mutual premises and mutual obligations set forth herein, that the Existing Agreement is hereby amended as follows:

1. Capitalized terms used herein but not otherwise defined shall have the meanings set forth in the Existing Agreement. The Existing Agreement is hereby amended by adding the following definitions in their proper alphabetical order:

      Commission:  The United States Securities and Exchange Commission.

      Company Information:  As defined in Section 2(g)(i)(A)(1).

      Depositor: The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      Exchange Act:  The Securities Exchange Act of 1934, as amended.

      Master Servicer: With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      Qualified Correspondent: Any Person from which the Company purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were either (x) originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines or (y) individually re-underwritten by the Company to the Designated Guidelines at the time such Mortgage Loans were acquired by the Company; (ii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iii) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that either Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company or the Mortgage Loans purchased by the Company substantially comply with the Designated Guidelines.

      Reconstitution:  Any Securitization Transaction or Whole Loan Transfer.

      Reconstitution Agreement: An agreement or agreements entered into by the Company and the Purchaser and/or certain third parties in connection with a Reconstitution with respect to any or all of the Mortgage Loans serviced under the Agreement.

      Regulation AB: Subpart  229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005))
or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      Securities Act:  The Securities Act of 1933, as amended.

      Securitization Transaction: Any transaction subject to Regulation AB involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered, rated or unrated mortgage-backed securities or
(2) an issuance of publicly offered, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      Servicer:  As defined in Section 2(c)(iii).

      Servicing Criteria: The "servicing criteria" set forth in Item 1122(d) of Regulation AB, as such may be amended from time to time.

      Static Pool Information: Static pool information as described in Item 1105 of Regulation AB.

      Subcontractor: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

      Subservicer: Any Person that services Mortgage Loans on behalf of the Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in
Item 1122(d) of Regulation AB; provided, however, that the term "Subservicer" shall not include any master servicer other than the Company, or any special servicer engaged at the request of a Depositor, Purchaser or investor in a Securitization Transaction, nor any "back-up servicer" or trustee performing servicing functions on behalf of a Securitization Transaction engaged at the request of a Depositor, Purchaser, or investor in a Securitization Transaction.

      Third-Party   Originator:   Each   Person,   other   than  a   Qualified
Correspondent, that originated Mortgage Loans acquired by the Company.

      Whole Loan Transfer: Any sale or transfer of some or all of the Mortgage Loans, other than a Securitization Transaction.

2. The Purchaser and the Company agree that the Existing Agreement is hereby amended by adding the following provisions:

      (a)   Intent of the Parties; Reasonableness.

      The Purchaser and the Company  acknowledge and agree that the purpose of
Article 2 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Neither the Purchaser nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the parties acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. The parties agree over time to negotiate in good faith with respect to the provision of comparable disclosure in private offerings. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff. The Company agrees to negotiate in good faith with the Purchaser or any Depositor with regard to any reasonable requests for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, and any parties or items identified in writing by the Purchaser, including, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans necessary in order to effect such compliance, in the Purchaser's or Depositor's reasonable determination.

      The  Purchaser  agrees  that it will  cooperate  with  the  Company  and provide sufficient and timely notice of any information requirements pertaining to a Securitization Transaction. The Purchaser will make all reasonable efforts to limit requests for information, reports or any other materials to items the Purchaser reasonably believes is required for compliance with Regulation AB, and shall not request information which is not required for such compliance.

      (b)   Additional Representations and Warranties of the Company.

            (i) The Company shall be deemed to represent to the Purchaser and to any Depositor, as of the date on which information is first provided to the Purchaser or any Depositor under Section 2(c) that, except as disclosed in writing to the Purchaser or such Depositor prior to such date: (i) the Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company; (ii) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (iii) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company; (iv) no material changes to the Company's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the related Securitization Transaction; (v) there are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement; (vi) there are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any Third-Party Originator; and
      (vii) there are no affiliations, relationships or transactions relating to the Company, any Subservicer or any Third-Party Originator with respect to any Securitization Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

            (ii) If so requested by the Purchaser or any Depositor on any date following the date on which information is first provided to the Purchaser or any Depositor under Section 2(c), the Company shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in paragraph (i) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

      (c)   Information to Be Provided by the Company.

      In connection with any Securitization Transaction the Company shall (1) within five Business Days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing reasonably required for compliance with Regulation AB, the information and materials specified in paragraphs (i), (ii), (iii) and (vi) of this Section 2(c), and (2) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (as required by Regulation AB) the information specified in paragraph (iv) of this Section.

            (i) If so requested by the Purchaser or any Depositor, the Company shall provide such information regarding (x) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent, if applicable), or (y) as applicable, each Third-Party Originator, and (z) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105 (subject to paragraph (b) below), 1110, 1117 and 1119 of Regulation AB.  Such information shall include, at a minimum:

                  (A)   the originator's form of organization;

                  (B) to the extent material, a description of the originator's origination program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; if material, information regarding the size and composition of the originator's origination portfolio; and information that may be material to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;

                  (C) a brief description of any material legal or governmental proceedings pending (or known to be contemplated by a governmental authority) against the Company, each Third-Party Originator, if applicable, and each Subservicer; and

                  (D) a description of any affiliation or relationship between the Company, each Third-Party Originator, if applicable, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Company by the Purchaser or any Depositor in writing or in the related Reconstitution Agreement within five Business Days in advance of such Securitization Transaction:

                        (1)   the sponsor;
                        (2)   the depositor;
                        (3)   the issuing entity;
                        (4)   any servicer;
                        (5)   any trustee;
                        (6)   any originator;
                        (7)   any significant obligor;
                        (8)   any enhancement or support provider; and

                        (9)   any other material transaction party.

            (ii) If so requested by the Purchaser or any Depositor, and required by Regulation AB or as otherwise agreed upon by the Company, the Purchaser and/or the Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (a) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent, if applicable), and/or (b) as applicable, each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or, if applicable, the Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or
      Third-Party Originator, as applicable) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format
      (pdf) file, or other such electronic format.

            Promptly following notice or discovery of a material error (as determined in Company's sole discretion), in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), the Company shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by the Company.

            If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), agreed-upon procedures letters of certified public accountants pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or, if applicable, Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which shall be limited to any Sponsor, any Depositor, any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction or any other party that is reasonably and customarily entitled to receive such statements and letters in a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

            (iii) If reasonably requested by the Purchaser or any Depositor, the Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and each Subservicer (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is reasonably requested for the purpose of compliance with Item 1108 of Regulation AB. Such information shall include, at a minimum:

                  (A)   the Servicer's form of organization;

                  (B) a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the reasonable determination of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                        (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;
                        (2)   the extent of outsourcing the Servicer utilizes;
                        (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;
                        (4) whether the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and
                        (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

                  (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

                  (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Servicer could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

                  (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

                  (F)   a  description   of  the   Servicer's   processes  and
            procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

                  (G) a description of the Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts; and

                  (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience.

            (iv) For the purpose of satisfying its reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and, if applicable, any Third-Party Originator to) (a) provide notice within two (2) Business Days to the Purchaser, any Master Servicer and any Depositor in writing of (1) any merger, consolidation or sale of substantially all of the assets of the Company, (2) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under the Agreement or any Reconstitution Agreement that qualifies as an "entry into a material definitive agreement" under Item 1.01 of the form 8-K, and (b) provide prompt notice to the Purchaser, the Master Servicer and the Depositor of (1) any Event of Default under the terms of the Agreement or any Reconstitution Agreement to the extent not known by such Purchaser, Master Servicer or Depositor, and (2) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third Party Originator.

            (v)   To the  extent  the  Purchaser  or any  Depositor  does  not itself have an affiliation or relationship required to be disclosed under Item 1119 of Regulation AB that develops following the closing date of a Securitization Transaction, the Company shall provide to the Purchaser and any Depositor a description of any such affiliation or relationship involving the Company, any Subservicer or any Third-Party Originator no later than 15 calendar days prior to the date the Depositor is required to file its Form 10-K disclosing such affiliation or relationship. For purposes of the foregoing, the Company (1) shall be entitled to assume that the parties to the Securitization Transaction with whom affiliations or relations must be disclosed are the same as on the closing date if it provides a written request (which may be by e-mail) to the Depositor or Master Servicer, as applicable, requesting such confirmation and either obtains such confirmation or receives no response within three (3) Business Days, (2) shall not be obligated to disclose any affiliations or relationships that may develop after the closing date for the Securitization Transaction with any parties not identified to the Company pursuant to clause (D) of paragraph (i) of this Section 2(c), and (3) shall be entitled to rely upon any written identification of parties provided by the Depositor, the Purchaser or any master servicer.

            (v)   As a  condition  to the  succession  to the  Company  or any
      Subservicer as servicer or subservicer under this Agreement or any applicable Reconstitution Agreement related thereto by any Person (i)
      into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

            (vi) Not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any
      Securitization Transaction that includes any of the Mortgage Loans serviced by the Company, the Company shall, to the extent the Company has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

                  (a) any material modifications, extensions or waivers of Mortgage Loan terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

                  (b) material breaches of Mortgage Loan representations or warranties or transaction covenants under the Existing Agreement, as amended herein (Item 1121(a)(12) of Regulation AB): and

                  (c) information regarding any Mortgage Loan changes (such as, additions, substitutions or repurchases) and any material changes in origination, underwriting, or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

            (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, if reasonably requested by the Purchaser or any Depositor, the Company shall provide such information which is available to the Company, regarding the servicing of the Mortgage Loans as is reasonably required to facilitate preparation of distribution reports in accordance with Item 1121 of Regulation AB.

      (d)   Servicer Compliance Statement.

      On or before March 5 of each calendar year, commencing in 2007, the Company shall deliver to the Purchaser and any Depositor a statement of compliance addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, to the effect that (i) a review of the Company's servicing activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the servicing provisions of this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its servicing obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

      (e)   Report on Assessment of Compliance and Attestation.

            (i) On or before March 5 of each calendar year, commencing in 2007, the Company shall:

                  (A) deliver to the Purchaser and any Depositor a report regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, and shall address each of the applicable Servicing Criteria specified on a certification substantially in the form of Exhibit A hereto (wherein "investor" shall mean the Master Servicer) delivered to the Purchaser concurrently with the execution of this Agreement;

                  (B) deliver to the Purchaser and any Depositor a report of a registered public accounting firm that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

                  (C) if required by Regulation AB, cause each Subservicer and each Subcontractor determined by the Company pursuant to
            Section 2(f)(ii) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB (each, a "Participating Entity"), to deliver to the Purchaser and any Depositor an assessment of compliance and accountants' attestation as and when provided in paragraphs (A) and (B) of this Section 2(e)(i); and

                  (D)   deliver or, if required by  Regulation  AB, cause each
            Subservicer and Subcontractor described in Section 2(e)(i)(C) above to deliver to the Purchaser, Depositor or any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification, signed by the appropriate officer of the Company, in the form attached hereto as Exhibit B; provided that such certification delivered by the Company may not be filed as an exhibit to, or included in, any filing with the Commission.

      The Company acknowledges that the party identified in clause (i)(D) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission. Neither the Purchaser nor any Depositor will request deliver of a certification under clause (D) above unless the Purchaser, Depositor or any other Person is required under the Exchange Act to file an annual report on Form 10-K with respect to an issuing entity whose asset pool includes Mortgage Loans.

            (ii) Each assessment of compliance provided by a Subservicer pursuant to Section 2(e)(i)(A) shall address each of the applicable Servicing Criteria specified on a certification substantially in the form of Exhibit A hereto delivered to the Purchaser concurrently with the execution of this Agreement or, in the case of a Subservicer subsequently appointed as such, on or prior to the date of such appointment. An assessment of compliance provided by a Participating Entity pursuant to Section 2(e)(i)(C) need not address any elements of the Servicing Criteria other than those specified by the Company pursuant to Section 2(f).

            (iii) If reasonably requested by the Purchaser or any Depositor, the Company shall provide to the Purchaser, any Master Servicer or any Depositor, evidence of the authorization of the person signing any certification or statement pursuant to Section 2(d) or 2(e) of this Agreement.

      (f)   Use of Subservicers and Subcontractors.

      The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any related Reconstitution Agreement unless the Company complies with the provisions of paragraph (i) of this Subsection
(f). The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any related Reconstitution Agreement unless the Company complies with the provisions of paragraph (ii) of this Subsection (f).

            (i)   It  shall  not be  necessary  for the  Company  to seek  the consent of the Purchaser or any Depositor to the utilization of any Subservicer. If required by Regulation AB, the Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 2(b), 2(c)(iii), 2(c)(v), 2(d), and 2(e) of this Agreement , and to provide the information required with respect to such Subservicer under Section 2(c)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under
      Section 2(d), any assessment of compliance and attestation required to be delivered by such Subservicer under Section 2(e) and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 2(e) as and when required to be delivered.

            (ii) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any
      Subcontractor. If required by Regulation AB, the Company shall promptly upon request provide to the Purchaser and any Depositor (or any designee of the Depositor, such as a master servicer or administrator) a written description of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying
      (A) the identity of each such Subcontractor, (B) which (if any) of such Subcontractors are Participating Entities, and (C) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Participating Entity identified pursuant to clause (B) of this paragraph.

      The Company shall cause any such Participating Entity used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Section 2(e) of this Agreement. The Company shall be responsible for obtaining from each Participating Entity and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and certificate required to be delivered by such Participating Entity under Section 2(e), in each case as and when required to be delivered.

      (g)   Indemnification; Remedies.

            (i) The Company shall indemnify the Purchaser and each of the following parties participating in a Securitization Transaction: each sponsor and issuing entity; each Person responsible for the execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each Person who controls any of such parties (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers and employees of each of the foregoing and of the Depositor, and shall hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

                  (A)(1)      any  untrue   statement   of  a  material   fact
            contained or alleged to be contained in any written information, written report, certification or other material provided under this Amendment Reg AB by or on behalf of the Company, or provided under this Amendment Reg AB by or on behalf of any Subservicer, Participating Entity or, if applicable, Third-Party Originator (collectively, the "Company Information"), or (2) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (2) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

                  (B) any failure by the Company, any Subservicer, any Participating Entity or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB, including any failure by the Company to identify pursuant to
            Section 2(f)(ii) any Participating Entity; or

                  (C) any breach by the Company of a representation or warranty set forth in Section 2(b)(i) or in a writing furnished pursuant to Section 2(b)(ii) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(b)(ii) to the extent made as of a date subsequent to such closing date.

      In the case of any failure of performance described in clause (i)(B) of this Section, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the
Company,  any  Subservicer,   any  Participating  Entity  or  any  Third-Party
Originator.

            (ii)  (A)   Any  failure  by the  Company,  any  Subservicer,  any
      Participating Entity or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB , which continues unremedied for three Business Days after receipt by the Company and the applicable Subservicer, Subcontractor, or Third-Party Originator of written notice of such failure from the Purchaser or Depositor shall, except as provided in clause (B) of this paragraph, constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement related thereto without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement related thereto to the contrary) of any compensation to the Company (and if the Company is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction); provided, however it is understood that the Company shall retain any rights pursuant to which it may be entitled to receive reimbursement for unreimbursed Monthly Advances and Servicing Advances made by the Company under this Agreement and/or any applicable Reconstitution Agreement. Notwithstanding anything to the contrary set forth herein, to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

                  (B) Any failure by the Company, any Subservicer or any Participating Entity to deliver any information, report, certification or accountants' letter required under Regulation AB when and as required under Section 2(d) or 2(e), including any failure by the Company to identify a Participating Entity, which continues unremedied for ten calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company;
            provided, however it is understood that the Company shall retain any rights pursuant to which it may be entitled to receive reimbursement for unreimbursed Monthly Advances and Servicing Advances made by the Company under this Agreement and/or any applicable Reconstitution Agreement. Notwithstanding anything to the contrary set forth herein, to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

                  (C) The Company shall promptly reimburse the Purchaser (or any affected designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Company, the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

            (iii) The Purchaser agrees to indemnify and hold harmless the Company, any Subservicer, any Participating Entity, and, if applicable, any Third-Party Originator, each Person who controls any of such parties (within the meaning of Section 15 of the Securities Act and
      Section 20 of the Exchange Act), and the respective present and former directors, officers and employees of each of the foregoing from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon any untrue statement or alleged untrue statement of any material fact contained in any filing with the Commission with respect to a Securitization Transaction or the omission or alleged omission to state in any filing with the Commission with respect to a Securitization Transaction a material fact required to be stated or necessary to be stated in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, in each case to the extent, but only to the extent, that such untrue statement, alleged untrue statement, omission, or alleged omission relates to any filing with the Commission with respect to a Securitization Transaction other than the Company Information.

            (iv) If the indemnification provided for herein is unavailable or insufficient to hold harmless the indemnified party, then the indemnifying party agrees that it shall contribute to the amount paid or payable by such indemnified party as a result of any claims, losses, damages or liabilities uncured by such indemnified party in such proportion as is appropriate to reflect the relative fault of such indemnified party on the one hand and the indemnifying party on the other.

            (v) This indemnification shall survive the termination of this Amendment Reg AB or the termination of any party to this Amendment Reg AB.

3. Notwithstanding any other provision of this Amendment Reg AB, the Company shall seek the consent of the Purchaser for the utilization of all Subservicers and Participating Entities, when required by and in accordance with the terms of the Existing Agreement.

4. The Existing Agreement is hereby amended by adding the Exhibits attached hereto as Exhibit A and Exhibit B to the end thereto. References in this Amendment Reg AB to "this Agreement" or words of similar import (including indirect references to the Agreement) shall be deemed to be references to the Existing Agreement as amended by this Amendment Reg AB. Except as expressly amended and modified by this Amendment Reg AB, the Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms. In the event of a conflict between this Amendment Reg AB and any other document or agreement, including without limitation the Existing Agreement, this Amendment Reg AB shall control.

5.    All notification pursuant to Section 2(c)(iv) should be sent to:

            EMC Mortgage Corporation
            2780 Lake Vista Drive
            Lewisville, TX  75067-3884
            Attention:  Conduit Seller Approval Dept.
            Facsimile:  (214) 626-3751
            Email:  sellerapproval@bear.com

            With a copy to:

            Bear, Stearns & Co. Inc.
            383 Madison Avenue, 3rd Floor
            New, York, NY  10179
            Attention:  Global Credit Administration
            Facsimile:  (212) 272-6564

            All notification pursuant to Section 2(c)(iv)(4) should be sent to:

            EMC Mortgage Corporation
            Two Mac Arthur Ridge
            909 Hidden Ridge Drive, Suite 200
            Irving, TX  75038
            Attention:  Associate General Counsel for Loan Administration
            Facsimile:  (972) 831-2555

            With copies to:

            Bear, Stearns & Co. Inc.
            383 Madison Avenue, 3rd Floor
            New, York, NY  10179
            Attention:  Global Credit Administration
            Facsimile:  (212) 272-6564

            EMC Mortgage Corporation
            2780 Lake Vista Drive
            Lewisville, TX  75067-3884
            Attention:  Conduit Seller Approval Dept.
            Facsimile:  (214) 626-3751
            Email:  sellerapproval@bear.com

      All notifications to any Master Servicer, to the extent such "Master Servicer" is Wells Fargo, should be sent to:

            UPS/FedEx Delivery:

            9062 Old Annapolis Road
            Columbia, MD  21045
            Attention: Corporate Trust Group, [Insert Deal Name]

            USPS Delivery:

            P.O. Box 98
            Columbia, MD  21046
            Attention: Corporate Trust Group, [Insert Deal Name]

6. This Amendment Reg AB shall be governed by and construed in accordance with the laws of the State of New York without reference to its conflict of laws provisions (other than Section 5-1401 of the General Obligation Law), and the obligations, rights and remedies of the parties hereunder shall be determined accordance with such laws.

7. This Amendment Reg AB may be executed in one or more counterparts and by different parties hereto on separate counterparts, each of which, when so executed, shall constitute one and the same agreement. This Amendment Reg AB will become effective as of the date first mentioned above. This Amendment Reg AB shall bind and inure to the benefit of and be enforceable by the Company and the Purchaser and the respective permitted successors and assigns of the Company and the successors and assigns of the Purchaser.

                           [Signature Page Follows]

            IN WITNESS WHEREOF, the parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                    EMC MORTGAGE CORPORATION

                                    Purchaser

                                    By:_________________________________
                                    Name:_______________________________
                                    Title:______________________________

                                    COUNTRYWIDE HOME LOANS, INC.

                                    Company

                                    By:_________________________________
                                    Name:_______________________________
                                    Title:______________________________


                                            Signature page to Amendment Reg AB

                                  EXHIBIT A

        SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

      The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the applicable criteria identified below as "Applicable Servicing Criteria":

-----------------------------------------------------------------------------------------------------------------
                                                                                           Applicable Servicing
                                   Servicing Criteria                                            Criteria
-----------------------------------------------------------------------------------------------------------------
     Reference                                     Criteria
-----------------------------------------------------------------------------------------------------------------
                                       General Servicing Considerations
-----------------------------------------------------------------------------------------------------------------
1122(d)(1)(i)        Policies and procedures  are  instituted to monitor any  performance            X
                     or other  triggers  and  events of default  in  accordance  with the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(1)(ii)       If  any  material  servicing  activities  are  outsourced  to  third            X
                     parties,  policies  and  procedures  are  instituted  to monitor the
                     third  party's   performance  and  compliance  with  such  servicing
                     activities.
-----------------------------------------------------------------------------------------------------------------
1122(d)(1)(iii)      Any  requirements  in  the  transaction  agreements  to  maintain  a back-up servicer for the mortgage loans are maintained.
-----------------------------------------------------------------------------------------------------------------
1122(d)(1)(iv)       A fidelity bond and errors and omissions  policy is in effect on the            X
                     party   participating  in  the  servicing  function  throughout  the
                     reporting  period  in  the  amount  of  coverage   required  by  and
                     otherwise  in   accordance   with  the  terms  of  the   transaction
                     agreements.
-----------------------------------------------------------------------------------------------------------------
                                      Cash Collection and Administration
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(i)        Payments  on  mortgage  loans  are  deposited  into the  appropriate            X
                     custodial  bank accounts and related bank clearing  accounts no more than two business days  following  receipt,  or such other number of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(ii)       Disbursements  made via wire  transfer on behalf of an obligor or to            X
                     an investor are made only by authorized personnel.
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(iii)      Advances of funds or guarantees  regarding  collections,  cash flows            X
                     or  distributions,  and any  interest or other fees charged for such advances,  are made,  reviewed  and  approved  as  specified  in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
                     The  related  accounts  for the  transaction,  such as cash  reserve
                     accounts    or    accounts     established     as    a    form    of
                     overcollateralization,   are  separately   maintained   (e.g.,  with            X
                     respect  to  commingling  of cash) as set  forth in the  transaction
1122(d)(2)(iv)       agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(v)        Each  custodial   account  is  maintained  at  a  federally  insured            X
                     depository  institution as set forth in the transaction  agreements.
                     For  purposes  of  this  criterion,  "federally  insured  depository institution" with respect to a foreign  financial  institution means a foreign financial  institution that meets the requirements of Rule
                     13k-1(b)(1) of the Securities Exchange Act.
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(vi)       Unissued  checks  are  safeguarded  so  as to  prevent  unauthorized            X
                     access.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                           Applicable Servicing
                                   Servicing Criteria                                            Criteria
-----------------------------------------------------------------------------------------------------------------
     Reference                                     Criteria
-----------------------------------------------------------------------------------------------------------------
                                       General Servicing Considerations
-----------------------------------------------------------------------------------------------------------------
1122(d)(2)(vii)      Reconciliations   are   prepared   on  a   monthly   basis  for  all            X
                     asset-backed  securities related bank accounts,  including custodial accounts and related bank clearing accounts.  These  reconciliations are (A)  mathematically  accurate;  (B) prepared  within 30 calendar days after the bank  statement  cutoff date, or such other number of days  specified  in the  transaction  agreements;  (C)  reviewed and
                     approved  by  someone   other  than  the  person  who  prepared  the
                     reconciliation;  and (D) contain explanations for reconciling items.
                     These  reconciling  items are  resolved  within 90 calendar  days of
                     their  original  identification,   or  such  other  number  of  days
                     specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
                                      Investor Remittances and Reporting
-----------------------------------------------------------------------------------------------------------------
1122(d)(3)(i)        Reports  to  investors,   including  those  to  be  filed  with  the            X
                     Commission,  are  maintained  in  accordance  with  the  transaction agreements and  applicable  Commission  requirements.  Specifically, such  reports (A) are prepared in  accordance  with  timeframes  and other  terms set forth in the  transaction  agreements;  (B) provide information  calculated  in accordance  with the terms  specified in the  transaction  agreements;  (C) are filed with the  Commission as
                     required  by  its  rules  and   regulations;   and  (D)  agree  with
                     investors'  or  the  trustee's   records  as  to  the  total  unpaid
                     principal  balance  and number of  mortgage  loans  serviced  by the
                     Servicer.
-----------------------------------------------------------------------------------------------------------------
1122(d)(3)(ii)       Amounts due to investors  are  allocated  and remitted in accordance            X
                     with timeframes,  distribution priority and other terms set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
                     Disbursements  made to an investor  are posted  within two  business
                     days to the  Servicer's  investor  records,  or such other number of            X
1122(d)(3)(iii)      days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
                     Amounts  remitted to investors  per the investor  reports agree with
                     cancelled  checks,  or other  form of  payment,  or  custodial  bank            X
1122(d)(3)(iv)       statements.
-----------------------------------------------------------------------------------------------------------------
                                          Pool Asset Administration
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(i)        Collateral  or security on mortgage  loans is maintained as required            X
                     by the transaction agreements or related mortgage loan documents.
-----------------------------------------------------------------------------------------------------------------
                     Mortgage loan and related  documents are  safeguarded as required by            X
1122(d)(4)(ii)       the transaction agreements
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(iii)      Any  additions,  removals  or  substitutions  to the asset  pool are            X
                     made,  reviewed and approved in  accordance  with any  conditions or requirements in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(iv)       Payments  on  mortgage  loans,   including  any  payoffs,   made  in            X
                     accordance  with the related  mortgage loan  documents are posted to the Servicer's  obligor records maintained no more than two business days after  receipt,  or such other number of days  specified in the transaction  agreements,  and  allocated to  principal,  interest or other items (e.g.,  escrow) in accordance with the related  mortgage loan documents.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(v)        The Servicer's  records  regarding the mortgage loans agree with the            X
                     Servicer's  records with respect to an  obligor's  unpaid  principal balance.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                                           Applicable Servicing
                                   Servicing Criteria                                            Criteria
-----------------------------------------------------------------------------------------------------------------
     Reference                                     Criteria
-----------------------------------------------------------------------------------------------------------------
                                       General Servicing Considerations
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(vi)       Changes  with  respect  to  the  terms  or  status  of an  obligor's            X
                     mortgage  loans (e.g.,  loan  modifications  or re-agings) are made, reviewed and approved by  authorized  personnel in  accordance  with the transaction agreements and related pool asset documents.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(vii)      Loss  mitigation  or  recovery  actions  (e.g.,  forbearance  plans,            X
                     modifications  and deeds in lieu of  foreclosure,  foreclosures  and
                     repossessions,   as  applicable)   are   initiated,   conducted  and
                     concluded in accordance  with the  timeframes or other  requirements established by the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(viii)     Records  documenting  collection  efforts are maintained  during the            X
                     period  a  mortgage  loan  is  delinquent  in  accordance  with  the transaction  agreements.  Such records are  maintained on at least a monthly  basis,  or such other period  specified in the  transaction agreements,  and  describe  the entity's  activities  in  monitoring delinquent  mortgage  loans  including,  for  example,  phone calls, letters and payment  rescheduling  plans in cases where  delinquency is deemed temporary (e.g., illness or unemployment).
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(ix)       Adjustments  to interest rates or rates of return for mortgage loans            X
                     with variable rates are computed based on the related  mortgage loan documents.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(x)        Regarding  any funds  held in trust for an  obligor  (such as escrow            X
                     accounts):  (A) such  funds are  analyzed,  in  accordance  with the obligor's  mortgage loan documents,  on at least an annual basis, or such other  period  specified  in the  transaction  agreements;  (B)
                     interest  on such  funds  is  paid,  or  credited,  to  obligors  in accordance with  applicable  mortgage loan documents and state laws;
                     and (C) such funds are  returned to the  obligor  within 30 calendar days of full repayment of the related  mortgage loans, or such other number of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(xi)       Payments  made on behalf  of an  obligor  (such as tax or  insurance            X
                     payments)  are made on or before the related  penalty or  expiration dates,  as  indicated on the  appropriate  bills or notices for such payments,  provided  that  such  support  has been  received  by the servicer at least 30  calendar  days prior to these  dates,  or such other number of days specified in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------
1122(d)(4)(xii)      Any late  payment  penalties  in  connection  with any payment to be            X
                     made on behalf of an obligor are paid from the servicer's  funds and not charged to the  obligor,  unless the late payment was due to the obligor's error or omission.
-----------------------------------------------------------------------------------------------------------------
                     Disbursements  made on behalf of an obligor  are  posted  within two business days to the obligor's  records  maintained by the servicer,
                     or  such  other  number  of  days   specified  in  the   transaction            X
1122(d)(4)(xiii)     agreements.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                     Delinquencies,    charge-offs   and   uncollectible   accounts   are
                     recognized   and  recorded  in  accordance   with  the   transaction
1122(d)(4)(xiv)      agreements.                                                                     X
-----------------------------------------------------------------------------------------------------------------
                     Any  external  enhancement  or  other  support,  identified  in Item
                     1114(a)(1)  through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)       as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------

                                    [NAME OF COMPANY] [NAME OF SUBSERVICER]

                                    Date:__________________________________

                                    By:____________________________________
                                    Name:__________________________________
                                    Title:_________________________________

                                  EXHIBIT B

                         FORM OF ANNUAL CERTIFICATION

      Re: The [        ] agreement dated as of [    ], 200[ ] (the "Agreement"),
          among [IDENTIFY PARTIES]

      I,  ________________________________,   the  _______________________  of
Countrywide Home Loans, Inc., certify to [the Purchaser], [the Depositor], [Master Servicer], [Securities Administrator] or [Trustee], and its officers, with the knowledge and intent that they will rely upon this certification, that:

            (1) I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] or [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

            (2) Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

            (3) Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] or [Trustee];

            (4) I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement; and

                          [Intentionally Left Blank]

            (5) The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by each Subservicer and Participating Entity pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

                                    Date:__________________________________

                                    By:____________________________________
                                    Name:__________________________________
                                    Title:_________________________________


                                     B-2





================================================================================

                            EMC Mortgage Corporation,

                                                        Purchaser

                                       and

                          Countrywide Home Loans, Inc.,

                                                        Company

                   -------------------------------------------

                   SELLER'S WARRANTIES AND SERVICING AGREEMENT

                          Dated as of September 1, 2002

                   -------------------------------------------

                   Residential Adjustable Rate Mortgage Loans

================================================================================

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                    ARTICLE I

                                   DEFINITIONS

                                   ARTICLE II

           CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES;
                    BOOKS AND RECORDS; DELIVERY OF DOCUMENTS

Section 2.01   Conveyance of Mortgage Loans; Possession of Mortgage Files;
                 Maintenance of Servicing Files ......................................     13
Section 2.02   Books and Records; Transfers of Mortgage Loans ........................     14
Section 2.03   Delivery of Documents .................................................     15

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES;
                               REMEDIES AND BREACH

Section 3.01   Company Representations and Warranties ................................     16
Section 3.02   Representations and Warranties Regarding Individual Mortgage Loans ....     18
Section 3.03   Remedies for Breach of Representations and Warranties .................     28
Section 3.04   Indemnification .......................................................     29
Section 3.05   Repurchase Upon Conversion ............................................     30
Section 3.06   Restrictions and Requirements Applicable in the Event
                 that a Mortgage Loan is Acquired by a REMIC .........................     30
Section 3.07   Review of Mortgage Loans ..............................................     31

                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section 4.01   Company to Act as Servicer ............................................     32
Section 4.02   Liquidation of Mortgage Loans .........................................     34
Section 4.03   Collection of Mortgage Loan Payments ..................................     35
Section 4.04   Establishment of and Deposits to Custodial Account ....................     35
Section 4.05   Permitted Withdrawals From Custodial Account ..........................     37
Section 4.06   Establishment of and Deposits to Escrow Account .......................     38
Section 4.07   Permitted Withdrawals From Escrow Account .............................     38
Section 4.08   Payment of Taxes, Insurance and Other Charges .........................     39
Section 4.09   Protection of Accounts ................................................     39

Section 4.10   Maintenance of Hazard Insurance .......................................     40
Section 4.11   Maintenance of Mortgage Impairment Insurance ..........................     42
Section 4.12   Maintenance of Fidelity Bond and Errors and Omissions Insurance .......     42
Section 4.13   Inspections ...........................................................     42
Section 4.14   Restoration of Mortgaged Property .....................................     43
Section 4.15   Maintenance of PMI and LPMI Policy; Claims ............................     43
Section 4.16   Title, Management and Disposition of REO Property .....................     45
Section 4.17   Real Estate Owned Reports .............................................     46
Section 4.18   Liquidation Reports ...................................................     46
Section 4.19   Reports of Foreclosures and Abandonments of Mortgaged Property ........     46
Section 4.20   Notification of Adjustments ...........................................     46

                                    ARTICLE V

                              PAYMENTS TO PURCHASER

Section 5.01   Remittances ...........................................................     47
Section 5.02   Statements to Purchaser ...............................................     47
Section 5.03   Monthly Advances by Company ...........................................     48

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

Section 6.01   Transfers of Mortgaged Property .......................................     48
Section 6.02   Satisfaction of Mortgages and Release of Mortgage Files ...............     49
Section 6.03   Servicing Compensation ................................................     50
Section 6.04   Annual Statement as to Compliance .....................................     50
Section 6.05   Annual Independent Public Accountants' Servicing Report ...............     51
Section 6.06   Right to Examine Company Records ......................................     51

                                   ARTICLE VII

                     AGENCY TRANSFER; PASS-THROUGH TRANSFER

Section 7.01   Removal of Mortgage Loans from Inclusion Under this Agreement
                 Upon an Agency Transfer, or a Pass-Through Transfer on One or
                 More Reconstitution Dates ...........................................     51
Section 7.02   Purchaser's Repurchase and Indemnification Obligations ................     52

                                  ARTICLE VIII

                              COMPANY TO COOPERATE

Section 8.01   Provision of Information ..............................................     53
Section 8.02   Financial Statements; Servicing Facility ..............................     53

                                   ARTICLE IX

                                   THE COMPANY

Section 9.01   Indemnification; Third Party Claims ...................................     54
Section 9.02   Merger or Consolidation of the Company ................................     54
Section 9.03   Limitation on Liability of Company and Others .........................     55
Section 9.04   Limitation on Resignation and Assignment by Company ...................     55

                                    ARTICLE X

                                     DEFAULT

Section 10.01  Events of Default .....................................................     56
Section 10.02  Waiver of Defaults ....................................................     57

                                   ARTICLE XI

                                   TERMINATION

Section 11.01  Termination ...........................................................     57
Section 11.02  Termination Without Cause .............................................     58

                                   ARTICLE XII

                            MISCELLANEOUS PROVISIONS

Section 12.01  Successor to Company ..................................................     58
Section 12.02  Amendment .............................................................     59
Section 12.03  Governing Law .........................................................     59
Section 12.04  Duration of Agreement .................................................     59
Section 12.05  Notices ...............................................................     59
Section 12.06  Severability of Provisions ............................................     60
Section 12.07  Relationship of Parties ...............................................     60
Section 12.08  Execution; Successors and Assigns .....................................     60
Section 12.09  Recordation of Assignments of Mortgage ................................     60
Section 12.10  Assignment by Purchaser ...............................................     61
Section 12.11  No Personal Solicitation ..............................................     61

                                    EXHIBITS

EXHIBIT A        MORTGAGE LOAN SCHEDULE
EXHIBIT B        CONTENTS OF EACH MORTGAGE FILE
EXHIBIT C        MORTGAGE LOAN DOCUMENTS
EXHIBIT D-1      FORM OF CUSTODIAL ACCOUNT
                 CERTIFICATION
EXHIBIT D-2      FORM OF CUSTODIAL ACCOUNT
                 LETTER AGREEMENT
EXHIBIT E-1      FORM OF ESCROW ACCOUNT CERTIFICATION
EXHIBIT E-2      FORM OF ESCROW ACCOUNT
                 LETTER AGREEMENT
EXHIBIT F        FORM OF MONTHLY REMITTANCE ADVICE
EXHIBIT G        FORM OF ASSIGNMENT AND ASSUMPTION
EXHIBIT H        UNDERWRITING GUIDELINES

            This is a Seller's Warranties and Servicing Agreement for residential adjustable rate first lien mortgage loans, dated and effective as of September 1, 2002, and is executed between EMC Mortgage Corporation, as purchaser (the "Purchaser"), and Countrywide Home Loans, Inc., as seller and servicer (the "Company").

                              W I T N E S S E T H:

            WHEREAS, from time to time the Purchaser has agreed to purchase from the Company and from time to time the Company has agreed to sell to the Purchaser certain Mortgage Loans (excluding the right to service the Mortgage Loans which the Company expressly retains);

            WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the related Mortgage Loan Schedule, which is annexed hereto as Exhibit A;

      WHEREAS, the Company has agreed to service, from time to time, certain of the Mortgage Loans acquired by the Purchaser in accordance with the terms and provisions of this Agreement; and

      WHEREAS, the Purchaser and the Company wish to prescribe the manner of purchase of the Mortgage Loans and the management, servicing and control of the Mortgage Loans which from time to time are subject to this Agreement.

            NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

            Whenever used herein, the following words and phrases, unless the context otherwise requires, shall have the following meanings:

            Accepted Servicing Practices: With respect to any Mortgage Loan, those mortgage servicing practices of prudent mortgage lending institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located.

            Agency Transfer: The sale or transfer by Purchaser of some or all of the Mortgage Loans to Fannie Mae under its Cash Purchase Program or its MBS Swap Program (Special Servicing Option) or to Freddie Mac under its Freddie Mac Cash Program or Gold PC Program, retaining the Company as "servicer thereunder".

            Agreement: This Seller's Warranties and Servicing Agreement and all amendments hereof and supplements hereto.

            ALTA: The American Land Title Association or any successor thereto.

            Appraised Value: The value set forth in an appraisal made in connection with the origination of the related Mortgage Loan as the value of the Mortgaged Property.

            Approved Flood Certification Provider: Any provider acceptable to Fannie Mae and Freddie Mac.

            Assignment and Conveyance: An Assignment and Conveyance in the form of Exhibit 6 to the Mortgage Loan Purchase Agreement dated as of the date hereof, by and between the Seller and the Purchaser.

            Assignment of Mortgage: An assignment of the Mortgage, notice of transfer or equivalent instrument in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect the sale of the Mortgage to the Purchaser.

            BIF: The Bank Insurance Fund, or any successor thereto.

            Business Day: Any day other than (i) a Saturday or Sunday, or (ii) a day on which banking and savings and loan institutions in the State of New York or California are authorized or obligated by law or executive order to be closed.

            Closing Date: The date set forth on the related Confirmation on which the Purchaser from time to time shall purchase and the Company from time to time shall sell, the Mortgage Loans listed on the related Mortgage Loan Schedule.

            Code: The Internal Revenue Code of 1986, as it may be amended from time to time or any successor statute thereto, and applicable U.S. Department of the Treasury regulations issued pursuant thereto.

            Company: Countrywide Home Loans, Inc., or its successor in interest or assigns, or any successor to the Company under this Agreement appointed as herein provided.

            Condemnation Proceeds: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

            Confirmation: The trade confirmation letter between the parties hereto which relates to the Mortgage Loans on the related Closing Date.

            Convertible Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the Mortgagor is permitted to convert the Mortgage Loan to a fixed-rate mortgage loan at any time between the first anniversary and the fifth anniversary of the origination of the mortgage loan.

            Custodial Account: The separate account or accounts created and maintained pursuant to Section 4.04.

            Custodial Agreement: That certain Custodial Agreement, dated as of November 23,1999 by and between the Purchaser and Wells Fargo Bank Minnesota, N.A.

            Custodian: The Custodian under the Custodial Agreement, or its successor in interest or assigns or any successor to the Custodian under the Custodial Agreement as provided therein.

            Cut-off Date: The date set forth on the related Confirmation.

            Deleted Mortgage Loan: A Mortgage Loan which is repurchased by the Company in accordance with the terms of this Agreement and which is, in the case of a substitution pursuant to Section 3.03, replaced or to be replaced with a Qualified Substitute Mortgage Loan.

            Determination Date: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

            Disqualified  Organization:  An  organization  defined  as such in
Section 860E(e) of the Code.

            Due Date: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace. With respect to the Mortgage Loans for which payment from the Mortgagor is due on a day other than the first day of the month, such Mortgage Loans will be treated as if the Monthly Payment is due on the first day of the month of such Due Date.

            Due Period: With respect to each Remittance Date, the prior calendar month.

            Eligible Investments: Any one or more of the obligations and securities listed below which investment provides for a date of maturity not later than the Determination Date in each month:

            (i) direct obligations of, and obligations fully guaranteed by, the United States of America, or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America; and

            (ii) federal funds, demand and time deposits in, certificates of deposits of, or bankers' acceptances issued by, any depository institution or trust company incorporated or organized under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, so long as at the time of such investment or contractual commitment providing for such investment the commercial paper or other short-term debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company which is the principal subsidiary of a holding company, the commercial paper or other short-term debt obligations of such holding company) are rated "P-1" by Moody's Investors Service, Inc. and the long-term debt obligations of such holding company) are rated "P-1" by Moody's Investors Service, Inc. and the long-term debt obligations of such depository institution or trust company (or, in the case of a depository institution or trust company which is the principal subsidiary of a holding company, the long-term debt obligations of such holding company) are rated at least "Aa" by Moody's Investors Service, Inc.;

            (iii) investments and securities otherwise acceptable to Fannie Mae and Freddie Mac.

provided, however, that no such instrument shall be an Eligible Investment if such instrument evidences either (i) a right to receive only interest payments with respect to the obligations underlying such instrument, or (ii) both principal and interest payments derived from obligations underlying such instrument and the principal and interest payments with respect to such instrument provide a yield to maturity of greater than 120% of the yield to maturity at par of such underlying obligations.

            Errors and Omissions Insurance Policy: An errors and omissions insurance policy to be maintained by the Company pursuant to Section 4.12.

            Escrow Account: The separate account or accounts created and maintained pursuant to Section 4.06.

            Escrow Payments: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other related document.

            Event of Default: Any one of the conditions or circumstances enumerated in Section 10.01.

            Fannie Mae: The Federal National Mortgage Association, or any successor thereto.

            Fannie Mae Guides: The Fannie Mae Sellers' Guide and the Fannie Mae Servicers' Guide and all amendments or additions thereto.

            FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

            Fidelity Bond: A fidelity bond to be maintained by the Company pursuant to Section 4.12.

            First Remittance Date: As stated in the related Mortgage Loan Purchase Agreement.

            5/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first five (5) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

            Freddie Mac: The Federal Home Loan Mortgage Corporation, or any successor thereto.

            GEMICO: General Electric Mortgage Insurance Corporation or any successor thereto.

            Gross Margin: With respect to each Mortgage Loan, the fixed percentage amount set forth on the related Mortgage Note, which amount is added to the Index in accordance with the terms of the related Mortgage Note to determine on each Interest Rate Adjustment Date, the Mortgage Interest Rate for such Mortgage Loan.

            Index: With respect to any individual Treasury Rate Mortgage Loan, and with respect to any individual 10/1 ARM Mortgage Loan, 5/1 ARM Mortgage Loan or 3/1 ARM Mortgage Loan commencing from and after the 120th Monthly Payment, sixtieth Monthly Payment, or the thirty-sixth Monthly Payment thereof, respectively, Index shall mean a rate per annum equal to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year as published by the Federal Reserve Board in statistical release No. H 15 (519) or any similar publication as available 45 days prior to the Interest Rate Adjustment Date. With respect to any individual LIBOR Mortgage Loan, Index shall mean a rate per annum equal to the average of interbank offered rates for twelve month U.S. dollar denominated deposits in the London market as determined as set forth in the related Mortgage Note. With respect to any individual CD Mortgage Loan, Index shall mean a rate per annum equal to the weekly average yield on certificates of deposit adjusted to a constant maturity of six months as published by the Federal Reserve Board in statistical release No. H 15 (519) or similar publication as available 45 days prior to the Interest Rate Adjustment Date.

            Initial Rate Cap: With respect to each Mortgage Loan and the initial Interest Rate Adjustment Date therefor, a number of percentage points per annum that is set forth in the related Mortgage Loan Schedule and in the related Mortgage Note, which is the maximum amount by which the Mortgage
Interest Rate for such Mortgage Loan may increase or decrease from the Mortgage Interest Rate in effect immediately prior to such Interest Rate Adjustment Date.

            Insurance Proceeds: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

            Interest Rate Adjustment Date: The date on which an adjustment to the Mortgage Interest Rate on a Mortgage Note becomes effective.

            LIBOR Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is adjusted annually based upon the rate per annum equal to the average of interbank offered rates for twelve month U.S. dollar denominated deposits in the London market as published in The Wall Street Journal.

            Lifetime Mortgage Interest Rate Cap: With respect to each Mortgage Loan, the absolute maximum Mortgage Interest Rate payable, above which the Mortgage Interest Rate cannot be adjusted. The Mortgage Interest Rate during the term of a Mortgage Loan shall not at any time exceed the Mortgage Interest Rate at the time of origination of such Mortgage Loan by more than 5% per

            Liquidation Proceeds: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise, or the sale of the related Mortgaged Property if the Mortgaged Property is acquired in satisfaction of the Mortgage Loan.

            Loan-to-Value Ratio or LTV: With respect to any Mortgage Loan, the ratio of the Stated Principal Balance of the Mortgage Loan as of the related Cut-off Date (unless otherwise indicated) to the lesser of (a) the Appraised Value of the Mortgaged Property and (b) if the Mortgage Loan was made to finance the acquisition of the related Mortgaged Property, the purchase price of the Mortgaged Property, expressed as a percentage.

            LPMI Loan: A Mortgage Loan with a LPMI Policy.

            LPMI Policy: A policy of primary mortgage guaranty insurance issued by another Qualified Insurer pursuant to which the related premium is to be paid by the Servicer of the related Mortgage Loan from payments of interest made by the Mortgagor in an amount as is set forth in the related Confirmation and related Mortgage Loan Schedule.

            LPMI Fee: With respect to each LPMI Loan, the portion of the Mortgage Interest Rate as set forth on the related Mortgage Loan Schedule (which shall be payable solely from the interest portion of Monthly Payments, Insurance Proceeds, Condemnation Proceeds or Liquidation Proceeds), which, during such period prior to the required cancellation of the LPMI Policy, shall be used to pay the premium due on the related LPMI Policy.

            MERS:   Mortgage   Electronic   Registration   Systems,   Inc.,  a
corporation organized and existing under the laws of the State of Delaware, or any successor thereto.

            MERS Mortgage Loan: Any Mortgage Loan registered with MERS on the MERS System.

            MERS System: The system of recording transfers of mortgages electronically maintained by MERS.

            MIN:  The  Mortgage  Identification  Number for any MERS  Mortgage
Loan.

            Monthly Advance: The portion of Monthly Payment delinquent with respect to each Mortgage Loan at the close of business on the Determination Date required to be advanced by the Company pursuant to Section 5.03 on the Business Day immediately preceding the Remittance Date of the related month.

            Monthly Payment: The scheduled monthly payment of principal and interest on a Mortgage Loan.

            Mortgage: The mortgage, deed of trust or other instrument securing a Mortgage Note, which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

            Mortgage File: The items pertaining to a particular Mortgage Loan referred to in Exhibit B annexed hereto, and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

            Mortgage Impairment Insurance Policy: A mortgage impairment or blanket hazard insurance policy as described in Section 4.11.

            Mortgage Interest Rate: The annual rate at which Interest accrues on any Mortgage Loan as adjusted from time to time in accordance with the provisions of the related Mortgage Note and in compliance with the related Initial Rate Cap, Lifetime Mortgage Interest Rate Cap and Periodic Rate Cap, if any, of the related Mortgage Note.

            Mortgage Loan: An individual Convertible or Non-Convertible, Treasury Rate, LIBOR, 5/1 ARM, or 3/1 ARM Mortgage Loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, condemnation proceeds, Insurance Proceeds, REO disposition proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan.

            Mortgage Loan Documents: The documents listed in Exhibit B hereto.

            Mortgage Loan Package: A pool of Mortgage Loans sold to the Purchaser by the Company on a Closing Date.

            Mortgage Loan Remittance Rate: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus (i) the Servicing Fee Rate and (ii) with respect to LPMI Loans, the LPMI Fee.

            Mortgage  Loan  Schedule:  With  respect  to  each  Mortgage  Loan
Package, a schedule of Mortgage Loans annexed hereto as Annex A, such schedule setting forth the following information with respect to each Mortgage Loan:
(1) the Company's Mortgage Loan identifying  number; (2) the Mortgagor's name;
(3) the street address of the Mortgaged Property including the city, state and zip code; (4) a code indicating whether the Mortgaged Property is owner-occupied a second home, or an investment property; (5) the number and type of residential units constituting the Mortgaged Property; (6) the original months to maturity; (7) the Loan-to-Value Ratio at origination; (8) the Mortgage Interest Rate as of the Cut-off Date; (9) the date on which the initial Monthly Payment was due on the Mortgage Loan; (10) the stated maturity date; (11) the amount of the Monthly Payment as of the Cut-off Date; (12) the last payment date on which a payment was actually applied to the outstanding principal balance; (13) the original principal amount of the Mortgage Loan;
(14) the principal balance of the Mortgage Loan as of the close of business on the Cut-off Date, after deduction of payments of principal due on or before the Cut-off Date whether or not collected; (15) a code indicating the purpose of the loan (i.e., purchase, rate and term refinance, equity take-out refinance);  (16)  a code  indicating  the  documentation  style  (i.e.  full, alternative or reduced); (17) the Interest Rate Adjustment Date; (18) the Gross Margin; (19) the lifetime maximum Mortgage Interest Rate under the terms of the Mortgage Note; (20) the date the Mortgage Loan was originated; (21) the Periodic Rate Cap; (22) a code indicating the company providing private mortgage insurance; (23) a code indicating if the Mortgage Loan is convertible; (24) the Servicing Fee Rate; (25) the LPMI Fee, if any; and (26) the Initial Rate Cap. With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule shall set forth the following information, as of the Cut-off Date: (1) the number of Mortgage Loans; (2) the current aggregate outstanding principal balance of the Mortgage Loans; (3) the weighted average Mortgage Interest Rate of the Mortgage Loans; and (4) the weighted average maturity of the Mortgage Loans. The Mortgage Loan Schedule may consist of multiple reports that collectively set forth all of the required information.

            Mortgage Note: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

            Mortgaged Property: The real property securing repayment of the debt evidenced by a Mortgage Note.

            Mortgagor: The obligor on a Mortgage Note.

            Non-Convertible Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which does not contain a provision whereby the Mortgagor may convert the Mortgage Loan to a fixed-rate mortgage loan.

            Officer's Certificate: A certificate signed by the Chairman of the Board or the Vice Chairman of the Board or the President or a Vice President or an assistant Vice President and by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

            Opinion of Counsel: A written opinion of counsel, who may be an employee of the Company, reasonably acceptable to the Purchaser, provided that any Opinion of Counsel relating to compliance with the REMIC Provisions, must be an opinion of counsel who (i) is in fact independent of the Company and any master servicer of the Mortgage Loans, (ii) does not have any material direct or indirect financial interest in the Company or any master servicer of the Mortgage Loans or in an affiliate of either and (iii) is not connected with the Company or any master servicer of the Mortgage Loans as an officer, employee, director or person performing similar functions.

            Pass-Through Transfer: The sale or transfer of some or all of the Mortgage Loans to a trust to be formed as part of a publicly-issued and/or privately placed, rated or unrated, mortgage pass-through transaction, retaining the Company as "servicer" (with or without a master servicer) thereunder.

            Periodic Rate Cap: With respect to each Mortgage Loan, the provision of each Mortgage Note which provides for an absolute maximum amount by which the Mortgage Interest Rate therein may increase or decrease on an Interest Rate Adjustment Date above the Mortgage Interest Rate previously in effect, equal to the rate set forth on the Mortgage Loan Schedule per adjustment.

            Person: Any individual,  corporation,  partnership, joint venture,
association,   joint-stock  company,   trust,   unincorporated   organization,
government or any agency or political subdivision thereof.

            PMI: PMI Mortgage Insurance Co., or any successor thereto.

            PMI Policy: A policy of primary mortgage guaranty insurance issued by a Qualified Insurer, as required by this Agreement with respect to certain Mortgage Loans.

            Pool Insurer: Any of GEMICO, PMI or UGI.

            Prepayment Interest Shortfall Amount: With respect to any Mortgage Loan that was subject to a Principal Prepayment in full or in part during any Due Period, which Principal Prepayment was applied to such Mortgage Loan prior to such Mortgage Loan's Due Date in such Due Period, the amount of interest (net the related Servicing Fee) that would have accrued on the amount of such Principal Prepayment during the period commencing on the date as of which such Principal Prepayment was applied to such Mortgage Loan and ending on the day immediately preceding such Due Date, inclusive.

            Prime Rate: The prime rate announced to be in effect from time to time, as published as the average rate in the "Money Rates" section of The Wall Street Journal.

            Principal Prepayment: Any payment or other recovery of principal on a Mortgage Loan which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

            Principal Prepayment Period: The month preceding the month in which the related Remittance Date occurs.

            Purchaser: EMC Mortgage Corporation or its successor in interest or any successor to the Purchaser under this Agreement as herein provided.

            Qualified Depository: A depository the accounts of which are insured by the FDIC through the BIF or the SAIF or the debt obligations of which are rated AA (or the equivalent rating category) or better by national recognized statistical rating organization.

            Qualified Insurer: A mortgage guaranty insurance company duly authorized and licensed where required by law to transact mortgage guaranty insurance business and approved as an insurer by Fannie Mae or Freddie Mac.

            Qualified Substitute Mortgage Loan: A mortgage loan eligible to be substituted by the Company for a Deleted Mortgage Loan which must, on the date of such substitution, (i) have an outstanding principal balance, after deduction of all scheduled payments due in the month of substitution (or in the case of a substitution of more than one mortgage loan for a Deleted Mortgage Loan, an aggregate principal balance), not in excess of the Stated Principal Balance of the Deleted Mortgage Loan; (ii) have a Mortgage Loan Remittance Rate not less than and not more than 2% greater than the Mortgage Loan Remittance Rate of the Deleted Mortgage Loan; (iii) have a remaining term to maturity not greater than and not more than one year less than that of the Deleted Mortgage Loan; (iv) have a Gross Margin not less than that of the Deleted Mortgage Loan; (v) comply with each representation and warranty set forth in Sections 3.01 and 3.02; (v) use the same Index for determining the Mortgage Interest Rate as the Deleted Mortgage Loan; (vi) have the same provision with respect to convertibility as the Deleted Mortgage Loan; and
(viii) be a REMIC Eligible Mortgage Loan.

            Rating Agency: Any of Fitch, Moody's or Standard & Poor's or their respective successors designed by the Purchaser.

            Reconstitution Agreements: The agreement or agreements entered into by the Purchaser, the Company, Fannie Mae or Freddie Mac or certain third parties on the Reconstitution Date(s) with respect to any or all of the Mortgage Loans serviced hereunder, in connection with a Pass-Through Transfer or an Agency Transfer as set forth in Section 7.01, including, but not limited to, (i) a Fannie Mae Mortgage Selling and Servicing Contract, a Pool Purchase Contract, and any and all servicing agreements and tri-party agreements reasonably required by Fannie Mae with respect to a Fannie Mae Transfer, (ii) a Purchase Contract and all purchase documents associated therewith as set forth in the Freddie Mac Sellers' & Servicers' Guide, and any and all servicing agreements and tri-party agreements reasonably required by Freddie Mac with respect to a Freddie Mac Transfer, and (iii) a Pooling and Servicing Agreement and/or a subservicing/master servicing agreement and related custodial/trust agreement and related documents with respect to a Pass-Through Transfer. Such agreement or agreements shall prescribe the rights and obligations of the Company in servicing the related Mortgage Loans and shall provide for servicing compensation to the Company (calculated on a weighted average basis for all the related Mortgage Loans as of the Reconstitution
Date), net of any guarantee fees due Fannie Mae or Freddie Mac, if applicable, at least equal to the Servicing Fee due the Company in accordance with this Agreement or the servicing fee required pursuant to the Reconstitution Agreement. The form of relevant Reconstitution Agreement to be entered into by the Purchaser and/or master servicer or trustee and the Company with respect to Pass-Through Transfers shall be reasonably satisfactory in form and substance to the Purchaser and the Company, shall not material increase the Company's obligations or diminish the Company's rights hereunder and the representations and warranties and servicing provisions contained therein shall be substantially similar to those contained in this Agreement, unless otherwise mutually agreed by the parties.

            Reconstitution Date: The date or dates on which any or all of the Mortgage Loans serviced under this Agreement shall be removed from this Agreement and reconstituted as part of an Agency Transfer or a Pass-Through Transfer pursuant to Section 7.01 hereof. On such date or dates, the Mortgage Loans transferred shall cease to be covered by this Agreement and the Company's servicing responsibilities shall cease under this Agreement with respect to the related transferred Mortgage Loans.

            Record Date: The close of business of the last Business Day of the month preceding the month of the related Remittance Date.

            REMIC: A "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

            REMIC Documents: The document or documents creating and governing the administration of a REMIC.

            REMIC Eligible Mortgage Loan: A Mortgage Loan held by a REMIC which satisfies and/or complies with all applicable REMIC Provisions.

            REMIC Provisions: Provisions of the federal income tax law relating to a REMIC, which appear at Section 860A through 86OG of Subchapter M of Chapter 1, Subtitle A of the Code, and related provisions, and regulations, rulings or pronouncements promulgated thereunder, as the foregoing may be in effect from time to time.

            Remittance Date: The 18th day (or if such 18th day is not a Business Day, the first Business Day immediately following) of any month, beginning with the First Remittance Date.

            REO  Disposition:  The  final  sale  by the  Company  of  any  REO
Property.

            REO Disposition Proceeds: All amounts received with respect to an REO Disposition pursuant to Section 4.16.

            REO  Property:  A  Mortgaged  Property  acquired by the Company on
behalf  of  the  Purchasers  through   foreclosure  or  by  deed  in  lieu  of
foreclosure, as described in Section 4.16.

            Repurchase Price: With respect to any Mortgage Loan, a price equal to (i) the Stated Principal Balance of the Mortgage Loan plus (ii) interest on such Stated Principal Balance at the Mortgage Loan Remittance Rate from the date on which interest has last been paid and distributed to the Purchaser to the date of repurchase, less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

            SAIF: The Savings Association Insurance Fund, or any successor thereto.

            Securities Act of 1933 or the 1933 Act: The Securities Act of 1933, as amended.

            Servicing Advances: All customary, reasonable and necessary "out of pocket" costs and expenses other than Monthly Advances (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement or judicial proceedings, including without limitation, foreclosures, (c) the management and liquidation of any REO Property and (d) compliance with the obligations under Section 4.08.

            Servicing Fee: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion (including recoveries with respect to interest from Liquidation Proceeds, to the extent permitted by Section 4.05) of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05.

            Servicing Fee Rate: 0.25% per annum with respect to the period prior to the initial Interest Adjustment Date and, for the 5/1 7/1 and 10/1 ARM Loans 0.375% thereafter.

            Servicing File: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Custodian and copies of the Mortgage Loan Documents listed in Exhibit B the originals of which are delivered to the Custodian pursuant to Section 2.01.

            Servicing Officer: Any officer of the Company involved in or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

            7/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first seven (7) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

            Stated Principal Balance: As to each Mortgage Loan, (i) the principal balance of the Mortgage Loan at the related Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the related Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

            Subservicer: Any Subservicer which is subservicing the Mortgage Loans pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

            Subservicing Agreement: An agreement between the Company and a Subservicer for the servicing of the Mortgage Loans.

            10/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first ten (10) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan except that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for the related Mortgage Loan.

            3/1 ARM Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is fixed for the first three (3) years of the term of the related Mortgage Loan and which thereafter is converted to a Treasury Rate Mortgage Loan or a LIBOR Mortgage Loan.

            Treasury Rate Mortgage Loan: Any individual Mortgage Loan purchased pursuant to this Agreement which contains a provision whereby the interest rate on such Mortgage Loan is adjusted based upon the weekly average yield on U.S. Treasury securities.

            Underwriting  Guidelines:   The  underwriting  guidelines  of  the
Company with respect to mortgage loans similar to the Mortgage Loans, attached hereto as Exhibit H.

            UGI:  United  Guaranty   Residential   Insurance  Company  or  any
successor thereto.

                                   ARTICLE II

           CONVEYANCE OF MORTGAGE LOANS; POSSESSION OF MORTGAGE FILES;
                    BOOKS AND RECORDS; DELIVERY OF DOCUMENTS

                  Section 2.01 Conveyance of Mortgage Loans; Possession of Mortgage Files; Maintenance of Servicing Files.

            The Company, on each Closing Date, does hereby sell, transfer, assign, set over and convey to the Purchaser, without recourse, but subject to the terms of this Agreement, all the right, title and interest of the Company in and to the Mortgage Loans in the related Mortgage Loan Package, excluding the right to service the Mortgage Loans which the Company expressly retains. Pursuant to Section 2.03, the Company has delivered the Mortgage Loan Documents for each Mortgage Loan in the Mortgage Loan Package to the Custodian.

            The contents of each Mortgage File not delivered to the Custodian are and shall be held in trust by the Company for the benefit of the Purchaser as the owner thereof. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Custodian. The possession of each Servicing File by the Company is at the will of the Purchaser for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. Upon the sale of the Mortgage Loans the ownership of each Mortgage Note, the related Mortgage and the related Mortgage File and Servicing File shall vest immediately in the Purchaser, and the ownership of all records and documents with respect to the related Mortgage Loan prepared by or which come into the possession of the Company shall vest immediately in the Purchaser and shall be retained and maintained by the Company, in trust, at the will of the Purchaser and only in such custodial capacity. Each Servicing File shall be segregated from the other books and records of the Company and shall be marked appropriately to reflect clearly the sale of the related Mortgage Loan to the Purchaser. The Company shall release its custody of the contents of any Servicing File only in accordance with written instructions from the Purchaser, unless such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan pursuant to
Section 3.03, 3.05, 3.07, or 6.02.

            Section 2.02 Books and Records; Transfers of Mortgage Loans.

            From and after the sale of the Mortgage Loans to the Purchaser all rights arising out of the Mortgage Loans in a Mortgage Loan Package including but not limited to all funds received on or in connection with the Mortgage Loan, shall be received and held by the Company in trust for the benefit of the Purchaser as owner of the Mortgage Loans, and the Company shall retain record title to the related Mortgages for the sole purpose of facilitating the servicing and the supervision of the servicing of the Mortgage Loans.

            The sale of each Mortgage Loan in a Mortgage Loan Package shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for each Mortgage Loan which shall be marked clearly to reflect the ownership of each Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or Freddie Mac, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage and eligibility of any condominium project for approval by Fannie Mae and periodic inspection reports as required by Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche or such other reliable means of recreating original documents, including but not limited to, optical imagery techniques so long as the Company complies with the requirements of the Fannie Mae Selling and Servicing Guide, as amended from time to time.

            The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

            The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this agreement or the Mortgage Loans unless the books and records show such person as the owner of the Mortgage
Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that (i) the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer and an assignment and assumption of this Agreement in the form of Exhibit G hereto executed by the transferee shall have been delivered to the Company, and (ii) with respect to each Mortgage Loan Package, in no event shall there be more than five Persons at any given time having the status of "Purchaser" hereunder. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and shall release the previous Purchaser from its obligations hereunder with respect to the Mortgage Loans sold or transferred. Purchaser shall not to transfer to any assignee any pool of Mortgage Loans with a aggregate outstanding principal balance of less than $10,000,000 without the consent of the Company; provided, however, if the Company fails to consent to the transfer of a pool of Mortgage Loans as contemplated in this sentence, Purchaser shall have the right to purchase the servicing rights associated with such Mortgage Loans at a price to mutually agreed to by Purchaser and Company, exercising good faith.

            Section 2.03 Delivery of Documents.

            On or before the date which is agreed upon by the Purchaser and the Company in the related Confirmation, the Company shall deliver and release to the Custodian those Mortgage Loan Documents as required by this Agreement with respect to each Mortgage Loan in the related Mortgage Loan Package a list of which is attached to the related Assignment and Conveyance.

            On or prior to the related Closing Date, the Custodian shall certify its receipt of all such Mortgage Loan Documents required to be delivered pursuant to the Custodial Agreement, as evidenced by the Initial Certification of the Custodian in the form annexed to the Custodial Agreement. The Company shall be responsible for maintaining the Custodial Agreement for the benefit of the Purchaser. Purchaser shall pay all fees and expenses of the Custodian.

            The Company shall forward to the Custodian original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution, provided, however, that the Company shall provide the Custodian with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within 180 days of its submission for recordation.

            In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 180 days of the related Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.

            On or prior to the date which is three Business Days prior to the related Closing Date, the Company shall deliver to the Purchaser the related Mortgage Loan Schedule.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES;
                               REMEDIES AND BREACH

            Section 3.01 Company Representations and Warranties.

            The Company represents and warrants to the Purchaser that as of each Closing Date:

            (a) Due Organization and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and has all licenses necessary to carry on its business as now being conducted and is licensed, qualified and in good standing in each state where a Mortgaged Property is located if the laws of such state require licensing or qualification in order to conduct business of the type conducted by the Company, and in any event the Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of the related Mortgage Loan and the servicing of such Mortgage Loan in accordance with the terms of this Agreement; the Company has the full corporate power and authority to execute and deliver this Agreement and to perform in accordance herewith; the execution, delivery and performance of this Agreement (including all instruments of transfer to be delivered pursuant to this Agreement) by the Company and the consummation of the transactions contemplated hereby have been duly and validly authorized; this Agreement evidences the valid, binding and enforceable obligation of the Company; and all requisite corporate action has been taken by the Company to make this Agreement valid and binding upon the Company in accordance with its terms;

            (b) Ordinary Course of Business. The consummation of the transactions contemplated by this Agreement are in the ordinary course of business of the Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement are not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

            (c) No Conflicts. Neither the execution and delivery of this Agreement, the acquisition of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser or the transactions contemplated hereby, nor the fulfillment of or compliance with the terms and conditions of this Agreement, will conflict with or result in a breach of any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject, or impair the ability of the Purchaser to realize on the Mortgage Loans, or impair the value of the Mortgage Loans;

            (d) Ability to Service. The Company is an approved seller/servicer of conventional residential mortgage loans for Fannie Mae or Freddie Mac, with the facilities, procedures, and experienced personnel necessary for the sound servicing of mortgage loans of the same type as the Mortgage Loans. The Company is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae or Freddie Mac, and no event has occurred, including but not limited to a change in insurance coverage, which would make the Company unable to comply with Fannie Mae or Freddie Mac eligibility requirements or which would require notification to either Fannie Mae or Freddie Mac;

            (e) Reasonable Servicing Fee. The Company acknowledges and agrees that the Servicing Fee, as calculated at the Servicing Fee Rate, represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement.

            (f) Ability to Perform. The Company does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this Agreement. The Company is solvent and the sale of the Mortgage Loans is not undertaken to hinder, delay or defraud any of the Company's creditors;

            (g) No Litigation Pending. There is no action, suit, proceeding or investigation pending or to the best of the Company's knowledge threatened against the Company which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of the Company, or in any material impairment of the right or ability of the Company to carry on its business substantially as now conducted, or in any material liability on the part of the Company, or which would draw into question the validity of this Agreement or the Mortgage Loans or of any action taken or to be taken in connection with the obligations of the Company contemplated herein, or which would be likely to impair materially the ability of the Company to perform under the terms of this Agreement;

            (h) No Consent Required. No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the sale of the Mortgage Loans as evidenced by the consummation of the transactions contemplated by this Agreement, or if required, such approval has been obtained prior to the related Closing Date;

            (i) Selection Process. The Mortgage Loans were selected from among the adjustable rate one- to four-family mortgage loans in the Company's portfolio at the related Closing Date as to which the representations and warranties set forth in Section 3.02 could be made and such selection was not made in a manner so as to affect adversely the interests of the Purchaser;

            (j) Pool Characteristics. With respect to each Mortgage Loan Package, the Mortgage Loan characteristics set forth on Exhibit 2 to the related Assignment and Conveyance are true and complete.

            (k) No Untrue Information. Neither this Agreement nor any statement, report or other document furnished or to be furnished pursuant to this Agreement or in connection with the transactions contemplated hereby contains any untrue statement of fact or omits to state a fact necessary to make the statements contained therein not misleading;

            (l)  Sale   Treatment.   The  Company  has  determined   that  the
disposition of the Mortgage Loans pursuant to this Agreement will be afforded sale treatment for accounting and tax purposes;

            (m) Financial Statements. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement;

            (n) No Brokers' Fees. The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

            (o) Origination. The Company's decision to originate any mortgage loan or to deny any mortgage loan application is an independent decision based upon Company's Underwriting Guidelines, and is in no way made as a result of Purchaser's decision to purchase, or not to purchase, or the price Purchaser may offer to pay for, any such mortgage loan, if originated; and

            (p) MERS. The Company is a member of MERS in good standing, and will comply in all material respects with the rules and procedures of MERS in connection with the servicing of the MERS Mortgage Loans for as long as such Mortgage Loans are registered with MERS;

                  Section 3.02 Representations and Warranties Regarding Individual Mortgage Loans.

            As to each Mortgage Loan, the Company hereby represents and warrants to the Purchaser that as of the related Closing Date:

            (a) Mortgage Loans as Described. The information set forth in each Mortgage Loan Schedule is complete, true and correct in all material respects;

            (b) Payments Current. All payments required to be made up to the related Closing Date for the Mortgage Loan under the terms of the Mortgage Note have been made and credited. No payment required under the Mortgage Loan has been more than 30 days delinquent at any time in the twelve months prior to the related Closing Date. The first Monthly Payment shall be made with respect to the Mortgage Loan on its Due Date or within the grace period, all in accordance with the terms of the related Mortgage Note;

            (c) No Outstanding Charges. There are no defaults in complying with the terms of the Mortgages, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or an escrow of funds has been established in an amount sufficient to pay for every such item which remains unpaid and which has been assessed but is not yet due and payable. The Company has not advanced funds, or induced, solicited or knowingly received any advance of funds by a party other than the Mortgagor, directly or indirectly, for the payment of any amount required under the Mortgage Loan, except for interest accruing from the date of the Mortgage Note or date of disbursement of the Mortgage Loan proceeds, whichever is greater, to the day which precedes by one month the Due Date of the first installment of principal and interest;

            (d) Original Terms Unmodified. The terms of the Mortgage Note and Mortgage have not been impaired, waived, altered or modified in any respect, except by a written instrument which has been recorded, if necessary to protect the interests of the Purchaser and which has been delivered to the Custodian. The substance of any such waiver, alteration or modification has been approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and its terms are reflected on the related Mortgage Loan Schedule. No Mortgagor has been released, in whole or in part, except in connection with an assumption agreement approved by the issuer of any related PMI Policy and the title insurer, to the extent required by the policy, and which assumption agreement is part of the Mortgage Loan File delivered to the Custodian and the terms of which are reflected in the related Mortgage Loan Schedule;

            (e) No Defenses. The Mortgage Loan is not subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including without limitation the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto, and no Mortgagor was a debtor in any state or federal bankruptcy or insolvency proceeding at the time the Mortgage Loan was originated;

            (f) Hazard Insurance. Pursuant to the terms of the Mortgage, all buildings or other improvements upon the Mortgaged Property are insured by a generally acceptable insurer against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where the Mortgaged Property is located pursuant to insurance policies conforming to the requirements of Section 4.10. If upon origination of the Mortgage Loan, the Mortgaged Property was in an area identified in the Federal Register by the Federal Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Flood Insurance Administration is in effect which policy conforms to the requirements of
Section 4.10. All individual insurance policies contain a standard mortgagee clause naming the Company and its successors and assigns as mortgagee, and all premiums thereon have been paid. The Mortgage obligates the Mortgagor thereunder to maintain the hazard insurance policy at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to obtain and maintain such insurance at such Mortgagor's cost and expense, and to seek reimbursement therefor from the Mortgagor. Where required by state law or regulation, the Mortgagor has been given an opportunity to choose the carrier of the required hazard insurance, provided the policy is not a "master" or "blanket" hazard insurance policy covering the common facilities of a planned unit development. The hazard insurance policy is the valid and binding obligation of the insurer, is in full force and effect, and will be in full force and effect and inure to the benefit of the Purchaser upon the consummation of the transactions contemplated by this Agreement. The Company has not engaged in, and has no knowledge of the Mortgagor's or any Subservicer's having engaged in, any act or omission which would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either, including without limitation, no unlawful fee, unlawful commission, unlawful kickback or other unlawful compensation or value of any kind has been or will be received, retained or realized by any attorney, firm or other person or entity, and no such unlawful items have been received, retained or realized by the Company;

            (g) Compliance with Applicable Laws. Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with, and the Company shall maintain in its possession, available for the Purchaser's inspection, and shall deliver to the Purchaser upon demand, evidence of compliance with all such requirements;

            (h) No Satisfaction of Mortgage. The Mortgage has not been satisfied, canceled, subordinated or rescinded, in whole or in part, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part, nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

            (i) Location and Type of Mortgaged Property. The Mortgaged Property is a fee simple property located in the state identified in the related Mortgage Loan Schedule and consists of a parcel of real property with a detached single family residence erected thereon, or an individual condominium unit in a low-rise condominium project, or an individual unit in a planned unit development, provided, however, that any condominium project or planned unit development shall conform with the Company's Underwriting Guidelines regarding such dwellings, and no residence or dwelling is a mobile home or a manufactured dwelling. No portion of the Mortgaged Property is used for commercial purposes;

            (j) Valid First Lien. The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings and improvements on the Mortgaged Property, and all additions, alterations and replacements made at any time with respect to the foregoing. The lien of the Mortgage is subject only to:

            (1) the lien of current real property taxes and assessments not yet due and payable;

            (2)  covenants,  conditions  and  restrictions,   rights  of  way,
      easements  and  other  matters  of the  public  record as of the date of recording acceptable to mortgage lending institutions generally and specifically referred to in the lender's title insurance policy delivered to the originator of the Mortgage Loan and (i) referred to or to otherwise considered in the appraisal made for the originator of the Mortgage Loan or (ii) which do not adversely affect the Appraised Value of the Mortgaged Property set forth in such appraisal; and

            (3) other matters to which like properties are commonly subject which do not materially interfere with the benefits of the security intended to be provided by the mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property.

Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting and enforceable first lien and first priority security interest on the property described therein and the Company has full right to sell and assign the same to the Purchaser. The Mortgaged Property was not, as of the date of origination of the Mortgage Loan, subject to a mortgage, deed of trust, deed to secured debt or other security instrument creating a lien subordinate to the lien of the Mortgage;

            (k) Validity of Mortgage Documents. The Mortgage Note and the Mortgage are genuine, and each is the legal, valid and binding obligation of the maker thereof enforceable in accordance with its terms. All parties to the Mortgage Note and the Mortgage and any other related agreement had legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage and any other related agreement, and the Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud was committed by the Company, or to the Company's knowledge by any other person including the Mortgagor, in connection with the origination or servicing of the Mortgage Loan. The Company has reviewed all of the documents constituting the Servicing File and has made such inquiries as it deems necessary to make and confirm the accuracy of the representations set forth herein;

            (l) Full Disbursement of Proceeds. The Mortgage Loan has been closed and the proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvement and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

            (m) Ownership. The Company is the sole owner of record and holder of the Mortgage Loan. The Mortgage Loan is not assigned or pledged, and the Company has good and marketable title thereto, and has full right to transfer and sell the Mortgage Loan therein to the Purchaser free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest, and has full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign each Mortgage Loan pursuant to this Agreement;

            (n) Doing Business. All parties which have had any interest in the Mortgage Loan, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (1) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (2) organized under the laws of such state, or (3) qualified to do business in such state, or (4) federal savings and loan associations or national banks having principal offices in such state, or (5) not doing business in such state;

            (o) LTV, PMI Policy. Any Mortgage Loan with an LTV over 80% has a PMI Policy insuring, as to payment defaults, the excess LTV over 71% (or such other percentage as stated in the related Confirmation) of the Appraised Value until the LTV of such Mortgage Loan is reduced to 80%. All provisions of such PMI Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a PMI Policy obligates the Mortgagor thereunder to maintain the PMI Policy and to pay all premiums and charges in connection therewith; provided, that, with respect to LPMI Loans, the Company is obligated thereunder to maintain the LPMI Policy and to pay all premiums and charges in connection therewith. The Mortgage Interest Rate for the Mortgage Loan as set forth on the Mortgage Loan Schedule is net of any insurance premium excluded any premium for the LPMI Policy;

            (p) Title Insurance. The Mortgage Loan is covered by either (i) an attorney's opinion of title and abstract of title the form and substance of which is acceptable to mortgage lending institutions making mortgage loans in the area where the Mortgaged Property is located or (ii) an ALTA lender's title insurance policy or other generally acceptable form of policy of insurance acceptable to Fannie Mae or Freddie Mac, issued by a title insurer acceptable to Fannie Mae or Freddie Mac and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan (or to the extent that a Mortgage Note provides for negative amortization, the maximum amount of negative amortization in accordance with the Mortgage), and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment, subject only to the exceptions contained in clauses
(1), (2) and (3) of paragraph (j) of this Section 3.02. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. Additionally, such lender's title insurance policy affirmatively insures ingress and egress, and against encroachments by or upon the Mortgaged Property or any interest therein. The Company is the sole insured of such lender's title insurance policy, and such lender's title insurance policy is in full force and effect and will be in force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder of the Mortgage, including the Company, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy including without limitation, no unlawful fee, commission, kickback or other unlawful compensation or value of any kind has been or will be received, retained or realized by any attorney, firm or other person or entity, and no such unlawful items have been received, retained or realized by the Company;

            (q) No Defaults. There is no default, breach, violation or event of acceleration existing under the Mortgage or the Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event of acceleration, and neither the Company nor its predecessors have waived any default, breach, violation or event of acceleration;

            (r) No Mechanics' Liens. There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under the law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to, or equal or coordinate with, the lien of the related Mortgage;

            (s) Location of Improvements; No Encroachments. All improvements which were considered in determining the Appraised Value of the Mortgaged Property lay wholly within the boundaries and building restriction lines of the Mortgaged Property and no improvements on adjoining properties encroach upon the Mortgaged Property. No improvement located on or being part of the Mortgaged Property is in violation of any applicable zoning law or regulation;

            (t) Origination; Payment Terms. The Mortgage Loan was originated by either i) the Company, which is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or ii) an entity that is a FNMA-approved, FHLMC-approved and HUD-approved mortgage banker, or a savings and loan association, a savings bank, a commercial bank or similar banking institution which is supervised and examined by a Federal or state authority. The interest rate on the related Mortgage Note is adjusted annually in the case of Treasury Rate Mortgage Loans and LIBOR Mortgage Loans on each Interest Rate Adjustment Date to equal the Index plus the Gross Margin, subject to the Initial Rate Cap, Periodic Rate Cap and the Lifetime Mortgage Interest Rate Cap as set forth in the Mortgage Note. The Mortgage Interest Rate for a 5/1 ARM Mortgage Loan and a 3/1 ARM Mortgage Loan is adjusted annually commencing from and after the sixtieth Monthly Payment and the thirty-sixth Monthly Payment, respectively, in the same manner as a Treasury Rate Mortgage Loan and LIBOR Mortgage Loan, provided, however, that the Periodic Rate Cap does not apply to the initial Interest Rate Adjustment Date for such 5/1 ARM Mortgage Loan (the Initial Rate Cap does apply). The Mortgage Note is payable each month in monthly installments of principal and interest, with interest in arrears, and requires Monthly Payments sufficient to amortize the original principal balance of the Mortgage Loan over a term of no more than 30 years. Each Convertible Mortgage Loan contains a provision whereby the Mortgagor is permitted to convert the Mortgage Loan to a fixed-rate mortgage loan at any time between the first and fifth anniversary of the origination of the Mortgage Loan. No Mortgage Loan has a provision for negative amortization;

            (u) Customary Provisions. The Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (i) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (ii) otherwise by judicial foreclosure. Upon default by a Mortgagor on a Mortgage Loan and foreclosure on, or trustee's sale of, the Mortgaged Property pursuant to the proper procedures, the holder of the Mortgage Loan will be able to deliver good and merchantable title to the Mortgaged Property. There is no homestead or other exemption available to a Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

            (v) Conformance with Underwriting Guidelines. The Mortgage Loan was underwritten in accordance with the Company's Underwriting Guidelines in effect at the time the Mortgage Loan was originated.;

            (w) Occupancy of the Mortgaged Property. As of the related Closing Date the Mortgaged Property is lawfully occupied under applicable law. All inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities. The Mortgagor represented at the time of origination of the Mortgage Loan that the Mortgagor would occupy the Mortgaged Property as the Mortgagor's primary residence;

            (x) No Additional Collateral. The Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to in (j) above;

            (y) Deeds of Trust. In the event the Mortgage constitutes a deed of trust, a trustee, duly qualified under applicable law to serve as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses are or will become payable by the Purchasers to the trustee under the deed of trust, except in connection with a trustee's sale after default by the Mortgagor;

            (z) Acceptable Investment. The Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that can reasonably be expected to cause private institutional investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or adversely affect the value or marketability of the Mortgage Loan;

            (aa) Delivery of Mortgage Documents. The Mortgage Note, the Mortgage, the Assignment of Mortgage and any other documents required to be delivered for the Mortgage Loan by the Company under this Agreement as set forth in Exhibit C attached hereto have been delivered to the Custodian. The Company is in possession of a complete, true and accurate Mortgage File in compliance with Exhibit B, except for such documents the originals of which have been delivered to the Custodian;

            (bb) Condominiums/Planned Unit Developments. If the Mortgaged Property is a condominium unit or a planned unit development (other than a de minimus planned unit development) such condominium or planned unit development project meets Company's Underwriting Guidelines with respect to such condominium or planned unit development;

            (cc) Transfer of Mortgage Loans. The Assignment of Mortgage is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

            (dd) Due on Sale. The Mortgage contains an enforceable provision for the acceleration of the payment of the unpaid principal balance of the Mortgage Loan in the event that the Mortgaged Property is sold or transferred without the prior written consent of the Mortgagor thereunder;

            (ee) No Buydown Provisions; No Graduated Payments or Contingent Interests. The Mortgage Loan does not contain provisions pursuant to which Monthly Payments are paid or partially paid with funds deposited in any separate account established by the Company, the Mortgagor or anyone on behalf of the Mortgagor, or paid by any source other than the Mortgagor nor does it contain any other similar provisions currently in effect which may constitute a "buydown" provision. The Mortgage Loan is not a graduated payment mortgage loan and the Mortgage Loan does not have a shared appreciation or other contingent interest feature;

            (ff) Consolidation of Future Advances. Any future advances made prior to the related Cut-off Date have been consolidated with the outstanding principal amount secured by the Mortgage, and the secured principal amount, as consolidated, bears a single interest rate and single repayment term. The lien of the Mortgage securing the consolidated principal amount is expressly insured as having first lien priority by a title insurance policy, an endorsement to the policy insuring the mortgagee's consolidated interest or by other title evidence acceptable to Fannie Mae and Freddie Mac. The consolidated principal amount does not exceed the original principal amount of the Mortgage Loan;

            (gg) Mortgaged Property Undamaged. There is no proceeding pending or, to the best of the Company's knowledge, threatened for the total or partial condemnation of the Mortgaged Property. The Mortgaged Property is undamaged by waste, fire, earthquake or earth movement, windstorm, flood, tornado or other casualty so as to affect adversely the value of the Mortgaged Property as security for the Mortgage Loan or the use for which the premises were intended; and

            (hh) Collection Practices; Escrow Deposits. The origination, servicing and collection practices used with respect to the Mortgage Loan have been in accordance with Accepted Servicing Practices, and have been in all respects in compliance with all applicable laws and regulations. With respect to escrow deposits and Escrow Payments, all such payments are in the possession of the Company and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All Escrow Payments have been collected in full compliance with state and federal law. An escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every item which remains unpaid and which has been assessed but is not yet due and payable. No escrow deposits or Escrow Payments or other charges or payments due the Company have been capitalized under the Mortgage or the Mortgage Note. All Mortgage Interest Rate adjustments have been made in strict compliance with state and federal law and the terms of the related Mortgage Note. Any interest required to be paid pursuant to state and local law has been properly paid and credited;

            (ii) Appraisal. The Mortgage File contains an appraisal of the related Mortgage Property signed prior to the approval of the Mortgage Loan application by a qualified appraiser, duly appointed by the Company, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof; and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae, Freddie Mac or Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated;

            (jj) Soldiers' and Sailors' Relief Act. The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

            (kk) Environmental Matters. The Mortgaged Property is free from any and all toxic or hazardous substances and there exists no violation of any local, state or federal environmental law, rule or regulation. To the best of the Company's knowledge, there is no pending action or proceeding directly involving any Mortgaged Property of which the Company is aware in which compliance with any environmental law, rule or regulation is an issue; and to the best of the Company's knowledge, nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation consisting a prerequisite to use and enjoyment of said property;

            (ll)  No  Construction   Loans.  No  Mortgage  Loan  was  made  in
connection with (i) the construction or rehabilitation of a Mortgaged Property or (ii) facilitating the trade-in or exchange of a Mortgaged Property;

            (mm) Insurance. The Company has caused or will cause to be performed any and all acts required to preserve the rights and remedies of the Purchaser in any insurance policies applicable to the Mortgage Loans including, without limitation, any necessary notifications of insurers, assignments of policies or interests therein, and establishments of coinsured, joint loss payee and mortgagee rights in favor of the Purchaser; No action, inaction, or event has occurred and no state of fact exists or has existed that has resulted or will result in the exclusion from, denial of, or defense to coverage under any applicable pool insurance policy, special hazard insurance policy, PMI Policy or bankruptcy bond, irrespective of the cause of such failure of coverage. In connection with the placement of any such insurance, no commission, fee, or other compensation has been or will be received by the Company or any designee of the Company or any corporation in which the Company or any officer, director, or employee had a financial interest at the time of placement of such insurance;

            (nn) Regarding the Mortgagor. The Mortgagor is one or more natural persons and/or trustees for an Illinois land trust or a trustee under a "living trust" and such "living trust" is in compliance with Fannie Mae guidelines for such trusts.

            (oo) Predatory Lending Regulations; High Cost Loans. None of the Mortgage Loans are classified as (a) "high cost" loans under the Home Ownership and Equity Protection Act of 1994 or (b) "high cost," "threshold," or "predatory" loans under any other applicable state, federal or local law.

            (pp) Simple Interest Mortgage Loans. None of the Mortgage Loans are simple interest Mortgage Loans.

            (qq) Single Premium Credit Life Insurance. None of the proceeds of the Mortgage Loan were used to finance single-premium credit life insurance policies.

            (rr) Tax Service Contract The Company has obtained a life of loan, transferable real estate Tax Service Contract on each Mortgage Loan and such contract is assignable without penalty, premium or cost to the Purchaser;

            (ss) Flood Certification Contract. The Company has obtained a life of loan, transferable flood certification contract with a Approved Flood Certification Provider for each Mortgage Loan and such contract is assignable without penalty, premium or cost to the Purchaser;

            (tt) FICO Scores. Each Mortgage Loan has a non-zero FICO score;

            (uu) Prepayment Fee. With respect to each Mortgage Loan that has a prepayment fee feature, each such prepayment fee is enforceable and will be enforced by the Company, and each prepayment penalty in permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth in the related Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment fee, such prepayment fee is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan; and

            (vv) Recordation. Each original Mortgage was recorded and, except for those Mortgage Loans subject to the MERS identification system, all subsequent assignments of the original Mortgage (other than the assignment to the Purchaser) have been recorded in the appropriate jurisdictions wherein such recordation is necessary to perfect the lien thereof as against creditors of the Company, or is in the process of being recorded;

            (ww) Leaseholds. If the Mortgaged Property is subject to a ground lease or any other type of leasehold interest, the ground lease or other leasehold interest exceeds the remaining term of the related Mortgage Loan.

            Section   3.03   Remedies  for  Breach  of   Representations   and
Warranties.

            It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans to the Purchaser and the delivery of the Mortgage Loan Documents to the Custodian and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment of Mortgage or the examination or failure to examine any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser, or which materially and adversely affects the interests of Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan (in the case of any of the foregoing, a "Breach"), the party discovering such Breach shall give prompt written notice to the other.

            With respect to those representations and warranties which are made to the best of the Company's knowledge, if it is discovered by the Company or the Purchaser that the substance of such representation and warranty is inaccurate and such inaccuracy materially and adversely affects the value of the related Mortgage Loan or the interest of the Purchaser (or which materially and adversely affects the value of a Mortgage Loan or the interests of the Purchaser in the related Mortgage Loan in the case of a representation and warranty relating to a particular Mortgage Loan), notwithstanding the Company's lack of knowledge with respect to the substance of such representation and warranty, such inaccuracy shall be deemed a breach of the applicable representation and warranty.

            Within 60 days of the earlier of either discovery by or notice to the Company of any Breach of a representation or warranty, the Company shall use its best efforts promptly to cure such Breach in all material respects and, if such Breach cannot be cured, the Company shall, at the Purchaser's option and subject to Section 3.06, repurchase such Mortgage Loan at the Repurchase Price. In the event that a Breach shall involve any representation or warranty set forth in Section 3.01, and such Breach cannot be cured within 60 days of the earlier of either discovery by or notice to the Company of such Breach, all of the Mortgage Loans shall, at the Purchaser's option and subject to Section 3.06, be repurchased by the Company at the Repurchase Price. However, if the Breach shall involve a representation or warranty set forth in
Section 3.02 and the Company discovers or receives notice of any such Breach within 120 days of the related Closing Date, the Company shall, at the Purchaser's option and provided that the Company has a Qualified Substitute Mortgage Loan, rather than repurchase the Mortgage Loan as provided above, remove such Mortgage Loan (a "Deleted Mortgage Loan") and substitute in its place a Qualified Substitute Mortgage Loan or Loans, provided that any such substitution shall be effected not later than 120 days after the related Closing Date. If the Company has no Qualified Substitute Mortgage Loan, it shall repurchase the deficient Mortgage Loan. Any repurchase of a Mortgage Loan or Loans pursuant to the foregoing provisions of this Section 3.03 shall be accomplished by deposit in the Custodial Account of the amount of the Repurchase Price for distribution to Purchaser on the next scheduled Remittance Date, after deducting therefrom any amount received in respect of such repurchased Mortgage Loan or Loans and being held in the Custodial Account for future distribution.

            At the time of repurchase or substitution, the Purchaser and the Company shall arrange for the reassignment of the Deleted Mortgage Loan to the Company and the delivery to the Company of any documents held by the Custodian relating to the Deleted Mortgage Loan. In the event of a repurchase or substitution, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase or substitution has taken place, amend the related Mortgage Loan Schedule to reflect the withdrawal of the Deleted Mortgage Loan from this Agreement, and, in the case of substitution, identify a Qualified Substitute Mortgage Loan and amend the related Mortgage Loan Schedule to reflect the addition of such Qualified Substitute Mortgage Loan to this Agreement. In connection with any such substitution, the Company shall be deemed to have made as to such Qualified Substitute Mortgage Loan the representations and warranties set forth in this Agreement except that all such representations and warranties set forth in this Agreement shall be deemed made as of the date of such substitution. The Company shall effect such substitution by delivering to the Custodian for such Qualified Substitute Mortgage Loan the documents required by Section 2.03, with the Mortgage Note endorsed as required by Section 2.03. No substitution will be made in any calendar month after the Determination Date for such month. The Company shall deposit in the Custodial Account the Monthly Payment less the Servicing Fee due on such Qualified Substitute Mortgage Loan or Loans in the month following the date of such substitution. Monthly Payments due with respect to Qualified Substitute Mortgage Loans in the month of substitution shall be retained by the Company. For the month of substitution, distributions to Purchaser shall include the Monthly Payment due on any Deleted Mortgage Loan in the month of substitution, and the Company shall thereafter be entitled to retain all amounts subsequently received by the Company in respect of such Deleted Mortgage Loan.

            For any month in which the Company substitutes a Qualified Substitute Mortgage Loan for a Deleted Mortgage Loan, the Company shall determine the amount (if any) by which the aggregate principal balance of all Qualified Substitute Mortgage Loans as of the date of substitution is less than the aggregate Stated Principal Balance of all Deleted Mortgage Loans (after application of scheduled principal payments due in the month of substitution) . The amount of such shortfall shall be distributed by the Company in the month of substitution pursuant to Section 5.01. Accordingly, on the date of such substitution, the Company shall deposit from its own funds into the Custodial Account an amount equal to the amount of such shortfall.

            Any cause of action against the Company relating to or arising out of the Breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) discovery of such Breach by the Purchaser or notice thereof by the Company to the Purchaser, (ii) failure by the Company to cure such Breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

            Section 3.04 Indemnification.

            The Company agrees to indemnify the Purchaser and hold it harmless from and against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related any assertion based on, grounded upon resulting from a Breach of any of the Company's representations and warranties contained herein. In addition to the obligations of the Company set forth in this Section 3.04, the Purchaser may pursue any and all remedies otherwise available at law or in equity, including, but not limited to, the right to seek damages. The provisions of this Section 3.04 shall survive termination of this Agreement.

            It is understood and agreed that the obligations of the Company set forth in Sections 3.03 and 3.04 to cure, substitute for or repurchase a defective Mortgage Loan and to indemnify the Purchaser constitute the sole remedies of the Purchaser respecting a Breach of the foregoing representations and warranties.

            Section 3.05 Repurchase Upon Conversion.

            In the event the Mortgagor under any Convertible Mortgage Loan elects to convert said Mortgage Loan to a fixed rate mortgage loan, as provided in the related Mortgage Note, then the Company shall repurchase the related Mortgage Loan in the month the conversion takes place and in the manner prescribed in Section 3.04 at the Repurchase Price.

            Section 3.06 Restrictions and Requirements Applicable in the Event
                         that a Mortgage Loan is Acquired by a REMIC

            In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, the following provisions shall be applicable to such Mortgage Loan:

            (A) Repurchase of Mortgage Loans.

            With respect to any Mortgage Loan that is not in default or as to which no default is imminent, no repurchase or substitution pursuant to Subsection 3.03, 3.05, 3.07 or 7.02 shall be made, unless, if so required by the applicable REMIC Documents the Company has obtained an Opinion of Counsel to the effect that such repurchase will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

            (B) General Servicing Obligations.

            The Company shall sell any REO Property within two years after its acquisition by the REMIC unless (i) the Company applies for an extension of such two-year period from the Internal Revenue Service pursuant to the REMIC Provisions and Code Section 856(e) (3), in which event such REO Property shall be sold within the applicable extension period, or (ii) the Company obtains for the Purchaser an Opinion of Counsel, addressed to the Purchaser and the Company, to the effect that the holding by the REMIC of such REO Property subsequent to such two year period will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code or cause the REMIC to fail to qualify as a REMIC under the REMIC Provisions or comparable provisions of relevant state laws at any time. The Company shall manage, conserve, protect and operate each REO Property for the Purchaser solely for the purpose of its prompt disposition and sale in a manner which does not cause such REO Property to fail to qualify as "foreclosure property" within the meaning of Section 860G(a) (8) or result in the receipt by the REMIC of any "income from non-permitted assets" within the meaning of Section 860F(a) (2) (B) of the Code or any "net income from foreclosure property" which is subject to taxation under Section 860G(a) (1) of the Code. Pursuant to its efforts to sell such REO Property, the Company shall either itself or through an agent selected by the Company protect and conserve such REO Property in the same manner and to such extent as is customary in the locality where such REO Property is located and may, incident to its conservation and protection of the interests of the Purchaser, rent the same, or any part thereof, as the Company deems to be in the best interest of the Company and the Purchaser for the period prior to the sale of such REO Property; provided, however, that any rent received or accrued with respect to such REO Property qualifies as "rents from real property" as defined in Section 856(d) of the Code.

            (C) Additional Covenants.

            In addition to the provision set forth in this Section 3.06, if a REMIC election is made with respect to the arrangement under which any of the Mortgage Loans or REO Properties are held, then, with respect to such Mortgage Loans and/or REO Properties, and notwithstanding the terms of this Agreement, the Company shall not take any action, cause the REMIC to take any action or fail to take (or fail to cause to be taken) any action that, under the REMIC Provisions, if taken or not taken, as the case may be, could (i) endanger the status of the REMIC as a REMIC or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on "prohibited transactions" as defined in Section 860F(a) (2) of the Code and the tax on "contributions" to a REMIC set forth in Section 860G(d) of the Code) unless the Company has received an Opinion of Counsel (at the expense of the party seeking to take such action) to the effect that the contemplated action will not endanger such REMIC status or result in the imposition of any such tax.

            If a REMIC election is made with respect to the arrangement under which any Mortgage Loans or REO Properties are held, the Company shall amend this Agreement such that it will meet all Rating Agency requirements.

            Section 3.07 Review of Mortgage Loans

            From the related Closing Date until the date 15 days after the related Closing Date, the Purchaser shall have the right to review the Mortgage Files and obtain BPOs and other property evaluations on the Mortgaged Properties relating to the Mortgage Loans purchased on the related Closing Date, with the results of such BPO or property evaluation reviews to be communicated to the Company for a period up to 15 days after the related Closing Date. In addition, the Purchaser shall have the right to reject any Mortgage Loan which in the Purchaser's sole determination (i) fails to conform to the Underwriting Guidelines, (ii) the value of the Mortgaged Property pursuant to any BPO or property evaluation varies by more than plus or minus 15% from the lesser of (A) the original appraised value of the Mortgage Property or (B) the purchase price of the Mortgaged Property as of the date of origination (a "Value Issue"), (iii) the Mortgage Loan is underwritten without verification of the Borrower's income and assets and there is no credit report and credit score or (iv) the Purchaser deems the Mortgage Loan not to be an acceptable credit risk. The Company shall repurchase the rejected Mortgage Loan in the manner prescribed in Section 3.03 upon receipt of notice from the Purchaser of the rejection of such Mortgage Loan; provided, that, in the event that the Purchaser rejects a Mortgage Loan due to a Value Issue, the Company may submit to the Purchaser an additional property evaluation for purposes of demonstrating that the Mortgage Loan does not have a Value Issue. If the Purchaser and the Company fail to resolve such Value Issue within two weeks of the Purchaser presenting such Value Issue to the Company, then Company shall have the right to promptly (a) substitute such Mortgage Loan with a Qualified Substitute Mortgage Loan meeting all the terms hereof, or (b) repurchase such Mortgage Loan in the manner prescribed in Section 3.03. Any rejected Mortgage Loan shall be removed from the terms of this Agreement. The Company shall make available all files required by Purchaser in order to complete its review, including capturing all CRA/HMDA required data fields. Any review performed by the Purchaser prior to the related Closing Date does not limit the Purchaser's rights or the Company's obligations under this section. To the extent that the Purchaser's review discloses that the Mortgage Loans do not conform to the Underwriting Guidelines or the terms set forth in the Purchaser Price and Terms Letter, the Purchaser may in its sole discretion increase its due diligence review and obtain additional BPO's or other property evaluations. The additional review may be for any reason including but not limited to credit quality, property valuations, and data integrity.

                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

            Section 4.01 Company to Act as Servicer.

            The Company shall service and administer the Mortgage Loans and shall have full power and authority, acting alone, to do any and all things in connection with such servicing and administration which the Company may deem necessary or desirable, consistent with the terms of this Agreement and with Accepted Servicing Practices.

            Consistent with the terms of this Agreement, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of strict compliance with any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchasers, provided, however, that the Company shall not make any future advances with respect to a Mortgage Loan and (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, imminent and the Company has obtained the prior written consent of the Purchaser) the Company shall not permit any modification of any material term of any Mortgage Loan including any modifications that would change the Mortgage Interest Rate change the Index, Lifetime Mortgage Interest Rate Cap, Initial Rate Cap or Gross Margin of any Mortgage Loan, defer or forgive the payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 5.03, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and
(b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances made pursuant to Section 5.03. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to execute and deliver on behalf of itself and the Purchasers, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. If reasonably required by the Company, the Purchaser shall furnish the Company with any powers of attorney and other documents necessary or appropriate to enable the Company to carry out its servicing and administrative duties under this Agreement.

            In servicing and administering the Mortgage Loans, the Company shall employ procedures (including collection procedures) and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, giving due consideration to Accepted Servicing Practices where such practices do not conflict with the requirements of this Agreement, and the Purchaser's reliance on the Company.

            The Mortgage Loans may be subserviced by the Subservicer on behalf of the Company provided that the Subservicer is a Fannie Mae-approved lender or a Freddie Mac seller/servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Freddie Mac, or which would require notification to Fannie Mae or Freddie Mac. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee.

            At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor Subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 9.04, 10.01 or 11.02, and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer as soon as is reasonably possible. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

            Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification.

            Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

            Section 4.02 Liquidation of Mortgage Loans.

            In the event that any payment due under any Mortgage Loan and not postponed pursuant to Section 4.01 is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Company shall take such action as (1) the Company would take under similar circumstances with respect to a similar mortgage loan held for its own account for investment, (2) shall be consistent with Accepted Servicing Practices, (3) the Company shall determine prudently to be in the best interest of Purchaser, and (4) is consistent with any related PMI Policy. In the event that any payment due under any Mortgage Loan is not postponed pursuant to Section 4.01 and remains delinquent for a period of 90 days or any other default continues for a period of 90 days beyond the expiration of any grace or cure period, the Company shall commence foreclosure proceedings, provided that, prior to commencing foreclosure proceedings, the Company shall notify the Purchaser in writing of the Company's intention to do so, and the Company shall not commence foreclosure proceedings if the Purchaser objects to such action within 10 Business Days of receiving such notice. In the event the Purchaser objects to such foreclosure action, the Company shall not be required to make Monthly Advances with respect to such Mortgage Loan, pursuant to Section 5.03, and the Company's obligation to make such Monthly Advances shall terminate on the 90th day referred to above. In such connection, the Company shall from its own funds make all necessary and proper Servicing Advances, provided, however, that the Company shall not be required to expend its own funds in connection with any foreclosure or towards the restoration or preservation of any Mortgaged Property, unless it shall determine (a) that such preservation, restoration and/or foreclosure will increase the proceeds of liquidation of the Mortgage Loan to Purchaser after reimbursement to itself for such expenses and (b) that such expenses will be recoverable by it either through Liquidation Proceeds (respecting which it shall have priority for purposes of withdrawals from the Custodial Account pursuant to Section 4.05) or through Insurance Proceeds (respecting which it shall have similar priority) .

            Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property to be conducted by a qualified inspector. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection.

            After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property. In the event (a) the environmental inspection report indicates that the Mortgaged Property is contaminated by hazardous or toxic substances or wastes and (b) the Purchaser directs the Company to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all costs associated with such foreclosure or acceptance of a deed in lieu of foreclosure and any related environmental clean up costs, as applicable, from the related Liquidation Proceeds, or if the Liquidation Proceeds are insufficient to fully reimburse the Company, the Company shall be entitled to be reimbursed from amounts in the Custodial Account pursuant to
Section 4.05 hereof. In the event the Purchaser directs the Company not to proceed with foreclosure or acceptance of a deed in lieu of foreclosure, the Company shall be reimbursed for all Servicing Advances made with respect to the related Mortgaged Property from the Custodial Account pursuant to Section
4.05 hereof.

            Section 4.03 Collection of Mortgage Loan Payments.

            Continuously from the date hereof until the principal and interest on all Mortgage Loans are paid in full, the Company shall proceed diligently to collect all payments due under each of the Mortgage Loans when the same shall become due and payable and shall take special care in ascertaining and estimating Escrow Payments and all other charges that will become due and payable with respect to the Mortgage Loan and the Mortgaged Property, to the end that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

            Section 4.04 Establishment of and Deposits to Custodial Account.

            The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts, in the form of time deposit or demand accounts, titled "Countrywide Home Loans, Inc. in trust for EMC Mortgage Corporation, as purchaser of Residential Adjustable Rate Mortgage Loans and various
Mortgagors". The Custodial Account shall be established with a Qualified Depository acceptable to the Purchaser. Any funds deposited in the Custodial Account shall at all times be fully insured to the full extent permitted under applicable law. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a certification in the form of Exhibit D-1 hereto, in the case of an account established with the Company, or by a letter agreement in the form of Exhibit D-2 hereto, in the case of an account held by a depository other than the Company. A copy of such certification or letter agreement shall be furnished to the Purchaser and, upon request, to any subsequent Purchaser.

            The Company shall deposit in the Custodial Account within two Business Days of receipt, and retain therein, the following collections received by the Company and payments made by the Company after the related Cut-off Date, (other than payments of principal and interest due on or before the related Cut-off Date, or received by the Company prior to the related Cut-off Date but allocable to a period subsequent thereto or with respect to each LPMI Loan, in the amount of the LPMI Fee) :

            (i) all payments on account of principal on the Mortgage Loans, including all Principal Prepayments;

            (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

            (iii) all Liquidation Proceeds;

            (iv) all Insurance Proceeds including amounts required to be deposited pursuant to Section 4.10, Section 4.11, Section 4.14 and
      Section 4.15;

            (v) all Condemnation Proceeds which are not applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Section 4.14;

            (vi) any amount required to be deposited in the Custodial Account pursuant to Section 4.01, 4.09, 5.03, 6.01 or 6.02;

            (vii) any amounts payable in connection with the repurchase of any Mortgage Loan pursuant to Section 3.03, 3.05 or 3.07 and all amounts required to be deposited by the Company in connection with a shortfall in principal amount of any Qualified Substitute Mortgage Loan pursuant to Section 3.03;

            (viii) with respect to each Principal Prepayment in full or in part, the Prepayment Interest Shortfall Amount, if any, for the month of distribution. Such deposit shall be made from the Company's own funds, without reimbursement therefor up to a maximum amount per month of the Servicing Fee actually received for such month for the Mortgage Loans;

            (ix) any amounts required to be deposited by the Company pursuant to Section 4.11 in connection with the deductible clause in any blanket hazard insurance policy; and

            (x) any amounts received with respect to or related to any REO Property and all REO Disposition Proceeds pursuant to Section 4.16.

            The foregoing requirements for deposit into the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company into the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05.

            Section 4.05 Permitted Withdrawals From Custodial Account.

            The Company shall, from time to time, withdraw funds from the Custodial Account for the following purposes:

            (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

            (ii) to reimburse itself for Monthly Advances of the Company's funds made pursuant to Section 5.03, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late payments of principal and/or interest respecting which any such advance was made, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser, except that, where the Company is required to repurchase a Mortgage Loan pursuant to
      Section 3.03, 3.05, 3.07 or 6.02, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

            (iii) to reimburse itself for unreimbursed Servicing Advances, and for any unpaid Servicing Fees, the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds and such other amounts as may be collected by the Company from the Mortgagor or otherwise relating to the Mortgage Loan, it being understood that, in the case of any such reimbursement, the Company's right thereto shall be prior to the rights of Purchaser except where the Company is required to repurchase a Mortgage Loan pursuant to
      Section 3.03, 3.05, 3.07 or 6.02, in which case the Company's right to such reimbursement shall be subsequent to the payment to the Purchasers of the Repurchase Price pursuant to such sections and all other amounts required to be paid to the Purchasers with respect to such Mortgage Loan;

            (iv) to pay itself interest on funds deposited in the Custodial Account;

            (v) to reimburse itself for expenses incurred and reimbursable to it pursuant to Section 9.01;

            (vi) to pay any amount  required  to be paid  pursuant  to Section
      4.16 related to any REO Property, it being understood that in the case of any such expenditure or withdrawal related to a particular REO
      Property, the amount of such expenditure or withdrawal from the Custodial Account shall be limited to amounts on deposit in the Custodial Account with respect to the related REO Property;

            (vii) to clear and terminate the Custodial Account upon the termination of this Agreement; and

            (viii) to withdraw funds deposited in error.

            In the event that the Custodial Account is interest bearing, on each Remittance Date, the Company shall withdraw all funds from the Custodial Account except for those amounts which, pursuant to Section 5.01, the Company is not obligated to remit on such Remittance Date. The Company may use such withdrawn funds only for the purposes described in this Section 4.05.

            Section 4.06 Establishment of and Deposits to Escrow Account.

            The Company shall segregate and hold all funds collected and received pursuant to a Mortgage Loan constituting Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts, in the form of time deposit or demand accounts, titled, "Countrywide Home Loans, Inc., in trust for the EMC Mortgage Corporation, as purchaser of Residential Adjustable Rate Mortgage Loans and various Mortgagors". The Escrow Accounts shall be established with a Qualified Depository, in a manner which shall provide maximum available insurance thereunder. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a certification in the form of Exhibit E-1 hereto, in the case of an account established with the Company, or by a letter agreement in the form of Exhibit E-2 hereto, in the case of an account held by a depository other than the Company. A copy of such certification shall be furnished to the Purchaser and, upon request, to any subsequent Purchaser.

            The Company shall deposit in the Escrow Account or Accounts within two Business Days of receipt, and retain therein:

            (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement; and

            (ii) all amounts representing Insurance Proceeds or Condemnation Proceeds which are to be applied to the restoration or repair of any Mortgaged Property.

            The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, as set forth in
Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution, other than interest on escrowed funds required by law to be paid to the Mortgagor. To the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account may be non-interest bearing or that interest paid thereon is insufficient for such purposes.

            Section 4.07 Permitted Withdrawals From Escrow Account.

            Withdrawals from the Escrow Account or Accounts may be made by the Company only:

            (i) to effect timely payments of ground rents, taxes, assessments, water rates, mortgage insurance premiums, condominium charges, fire and hazard insurance premiums or other items constituting Escrow Payments for the related Mortgage;

            (ii) to reimburse the Company for any Servicing Advances made by the Company pursuant to Section 4.08 with respect to a related Mortgage Loan, but only from amounts received on the related Mortgage Loan which represent late collections of Escrow Payments thereunder;

            (iii) to refund to any Mortgagor any funds found to be in excess of the amounts required under the terms of the related Mortgage Loan;

            (iv) for transfer to the Custodial Account and application to reduce the principal balance of the Mortgage Loan in accordance with the terms of the related Mortgage and Mortgage Note;

            (v) for application to restoration or repair of the Mortgaged Property in accordance with the procedures outlined in Section 4.14;

            (vi) to pay to the Company, or any Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

            (vii) to clear and terminate the Escrow Account on the termination of this Agreement; and

            (viii) to withdraw funds deposited in error.

            Section 4.08 Payment of Taxes, Insurance and Other Charges.

            With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates, sewer rents, and other charges which are or may become a lien upon the Mortgaged Property and the status of PMI Policy premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges (including renewal premiums) and shall effect payment thereof prior to the applicable penalty or termination date, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage. To the extent that a Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payment of all such charges irrespective of each Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments, and the Company shall make advances from its own funds to effect such payments.

            Section 4.09 Protection of Accounts.

            The Company may transfer the Custodial Account or the Escrow Account to a different Qualified Depository from time to time. Upon any such transfer, the Company shall promptly notify the Purchaser and deliver to the Purchaser a Custodial Account Certification or Escrow Account Certification (as applicable) in the form of Exhibit D-1 or E-1 to this agreement.

            The Company shall bear any expenses, losses or damages sustained by the Purchaser because the Custodial Account and/or the Escrow Account are not demand deposit accounts.

            Amounts on deposit in the Custodial Account and the Escrow Account may at the option of the Company be invested in Eligible Investments; provided that in the event that amounts on deposit in the Custodial Account or the Escrow Account exceed the amount fully insured by the FDIC (the "Insured Amount") the Company shall be obligated to invest the excess amount over the Insured Amount in Eligible Investments on the same Business Day as such excess amount becomes present in the Custodial Account or the Escrow Account. Any such Eligible Investment shall mature no later than the Determination Date next following the date of such Eligible Investment, provided, however, that if such Eligible Investment is an obligation of a Qualified Depository (other than the Company) that maintains the Custodial Account or the Escrow Account, then such Eligible Investment may mature on such Remittance Date. Any such Eligible Investment shall be made in the name of the Company in trust for the benefit of the Purchaser. All income on or gain realized from any such Eligible Investment shall be for the benefit of the Company and may be withdrawn at any time by the Company. Any losses incurred in respect of any such investment shall be deposited in the Custodial Account or the Escrow Account, by the Company out of its own funds immediately as realized.

            Section 4.10 Maintenance of Hazard Insurance.

            The Company shall cause to be maintained for each Mortgage Loan hazard insurance such that all buildings upon the Mortgaged Property are insured by a generally acceptable insurer rated A:VI or better in the current Best's Key Rating Guide ("Best's") against loss by fire, hazards of extended coverage and such other hazards as are customary in the area where the Mortgaged Property is located, in an amount which is at least equal to the lesser of (i) the replacement value of the improvements securing such Mortgage Loan and (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor or the loss payee from becoming a co-insurer.

            If a Mortgaged Property is located in an area identified in the Federal Register by the Flood Emergency Management Agency as having special flood hazards (and such flood insurance has been made available) a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration is in effect with a generally acceptable insurance carrier rated A:VI or better in Best's in an amount representing coverage equal to the lesser of (i) the minimum amount required, under the terms of coverage, to compensate for any damage or loss on a replacement cost basis (or the unpaid balance of the mortgage if replacement cost coverage is not available for the type of building insured) and (ii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf.

            If a Mortgage is secured by a unit in a condominium project, the Company shall verify that the coverage required of the owner's association, including hazard, flood, liability, and fidelity coverage, is being maintained in accordance with then current Fannie Mae requirements, and secure from the owner's association its agreement to notify the Company promptly of any change in the insurance coverage or of any condemnation or casualty loss that may have a material effect on the value of the Mortgaged Property as security.

            The Company shall cause to be maintained on each Mortgaged Property earthquake or such other or additional insurance as may be required pursuant to such applicable laws and regulations as shall at any time be in force and as shall require such additional insurance, or pursuant to the requirements of any private mortgage guaranty insurer, or as may be required to conform with Accepted Servicing Practices.

            In the event that any Purchaser or the Company shall determine that the Mortgaged Property should be insured against loss or damage by hazards and risks not covered by the insurance required to be maintained by the Mortgagor pursuant to the terms of the Mortgage, the Company shall communicate and consult with the Mortgagor with respect to the need for such insurance and bring to the Mortgagor's attention the desirability of protection of the Mortgaged Property.

            All policies required hereunder shall name the Company as loss payee and shall be endorsed with standard or union mortgagee clauses, without contribution, which shall provide for at least 30 days prior written notice of any cancellation, reduction in amount or material change in coverage.

            The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are rated A:VI or better in Best's and are licensed to do business in the jurisdiction in which the Mortgaged Property is located. The Company shall determine that such policies provide sufficient risk coverage and amounts, that they insure the property owner, and that they properly describe the property address. The Company shall furnish to the Mortgagor a formal notice of expiration of any such insurance in sufficient time for the Mortgagor to arrange for renewal coverage by the expiration date.

            Pursuant to Section 4.04, any amounts collected by the Company under any such policies (other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the related Mortgaged Property, or property acquired in liquidation of the Mortgage Loan, or to be released to the Mortgagor, in accordance with the Company's normal servicing procedures as specified in Section 4.14) shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05.

            Section 4.11 Maintenance of Mortgage Impairment Insurance.

            In the event that the Company shall obtain and maintain a blanket policy insuring against losses arising from fire and hazards covered under extended coverage on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to
Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10. Any amounts collected by the Company under any such policy relating to a Mortgage Loan shall be deposited in the Custodial Account subject to withdrawal pursuant to Section 4.05. Such policy may contain a deductible clause, in which case, in the event that there shall not have been maintained on the related Mortgaged Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, the Company shall deposit in the Custodial Account at the time of such loss the amount not otherwise payable under the blanket policy because of such deductible clause, such amount to deposited from the Company's funds, without reimbursement therefor. Upon request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such policy and a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without 30 days' prior written notice to such Purchaser.

            Section 4.12 Maintenance of Fidelity Bond and Errors and Omissions
                         Insurance.

            The Company shall maintain with responsible companies, at its own expense, a blanket Fidelity Bond and an Errors and Omissions Insurance Policy, with broad coverage on all officers, employees or other persons acting in any capacity requiring such persons to handle funds, money, documents or papers relating to the Mortgage Loans ("Company Employees"). Any such Fidelity Bond and Errors and Omissions Insurance Policy shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such Company Employees. Such Fidelity Bond and Errors and Omissions Insurance Policy also shall protect and insure the Company against losses in connection with the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring such Fidelity Bond and Errors and Omissions Insurance Policy shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be acceptable to Fannie Mae or Freddie Mac. Upon the request of any Purchaser, the Company shall cause to be delivered to such Purchaser a certified true copy of such fidelity bond and insurance policy and a statement from the surety and the insurer that such fidelity bond and insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Purchaser.

            Section 4.13 Inspections.

            The Company shall inspect the Mortgaged Property as often as deemed necessary by the Company to assure itself that the value of the Mortgaged Property is being preserved. In addition, if any Mortgage Loan is more than 60 days delinquent, the Company immediately shall inspect the Mortgaged Property and shall conduct subsequent inspections in accordance with Accepted Servicing Practices or as may be required by the primary mortgage guaranty insurer. The Company shall keep a written report of each such inspection.

            Section 4.14 Restoration of Mortgaged Property.

            The Company need not obtain the approval of the Purchaser prior to releasing any Insurance Proceeds or Condemnation Proceeds to the Mortgagor to be applied to the restoration or repair of the Mortgaged Property if such release is in accordance with Accepted Servicing Practices. At a minimum, the Company shall comply with the following conditions in connection with any such release of Insurance Proceeds or Condemnation Proceeds:

            (i)   the   Company   shall   receive   satisfactory   independent
      verification of completion of repairs and issuance of any required approvals with respect thereto;

            (ii) the Company shall take all steps necessary to preserve the priority of the lien of the Mortgage, including, but not limited to requiring waivers with respect to mechanics' and materialmen's liens;

            (iii) the Company shall verify that the Mortgage Loan is not in default; and

            (iv) pending repairs or restoration, the Company shall place the Insurance Proceeds or Condemnation Proceeds in the Custodial Account.

            If the Purchaser is named as an additional loss payee, the Company is hereby empowered to endorse any loss draft issued in respect of such a claim in the name of the Purchaser.

            Section 4.15 Maintenance of PMI and LPMI Policy; Claims.

            (a) With respect to each Mortgage Loan with a LTV in excess of 95%, the Company shall:

            (i) with respect to Mortgage Loans which are not LPMI Loans, in accordance with state and federal laws and without any cost to the Purchaser, maintain or cause the Mortgagor to maintain in full force and effect a PMI Policy with a minimum of 35% coverage insuring that portion of the Mortgage Loan in excess of 68% (or such other percentage as stated in the related Acknowledgment Agreement) of value, and shall pay or shall cause the Mortgagor to pay the premium thereon on a timely basis, until the LTV of such Mortgage Loan is reduced to 80%. In the event that such PMI Policy shall be terminated, the Company shall obtain from another Qualified Insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated PMI Policy, at substantially the same fee level. If the insurer shall cease to be a Qualified Insurer, the Company shall determine whether recoveries under the PMI Policy are jeopardized for reasons related to the financial condition of such insurer, it being understood that the Company shall in no event have any responsibility or liability for any failure to recover under the PMI Policy for such reason. If the Company determines that recoveries are so jeopardized, it shall notify the Purchaser and the Mortgagor, if required, and obtain from another Qualified Insurer a replacement insurance policy. The Company shall not take any action which would result in noncoverage under any applicable PMI Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 4.01, the Company shall promptly notify the insurer under the related PMI Policy, if any, of such assumption or substitution of liability in accordance with the terms of such PMI Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such PMI Policy. If such PMI Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement PMI Policy as provided above.

            (ii) with respect to LPMI Loans, maintain in full force and effect an LPMI Policy insuring that portion of the Mortgage Loan with a minimum of 35% coverage insuring that portion of the Mortgage Loan in excess of 68% (or such other percentage as stated in the related Acknowledgment Agreement) of value, and from time to time, withdraw the LPMI Fee with respect to such LPMI Loan from the Custodial Account in order to pay the premium thereon on a timely basis, until the LTV of such Mortgage Loan is reduced to 80%. In the event that the interest payments made with respect to any LPMI Loan are less than the LPMI Fee, the Company shall advance from its own funds the amount of any such shortfall in the LPMI Fee, in payment of the premium on the related LPMI Policy. Any such advance shall be a Servicing Advance subject to reimbursement pursuant to the provisions on Section 2.05. In the event that such LPMI Policy shall be terminated, the Company shall obtain from another Qualified Insurer a comparable replacement policy, with a total coverage equal to the remaining coverage of such terminated LPMI Policy, at substantially the same fee level. If the insurer shall cease to be a Qualified Insurer, the Company shall determine whether recoveries under the LPMI Policy are jeopardized for reasons related to the financial condition of such insurer, it being understood that the Company shall in no event have any responsibility or liability for any failure to recover under the LPMI Policy for such reason. If the Company determines that recoveries are so jeopardized, it shall notify the Purchaser and the Mortgagor, if required, and obtain from another Qualified Insurer a replacement insurance policy. The Company shall not take any action which would result in noncoverage under any applicable LPMI Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related LPMI Policy, if any, of such assumption or substitution of liability in accordance with the terms of such LPMI Policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under such PMI Policy. If such LPMI Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement LPMI Policy as provided above.

            (b) In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any PMI Policy or LPMI Policy in a timely fashion in accordance with the terms of such PMI Policy or LPMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any PMI Policy or LPMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any PMI Policy or LPMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

            (c) Purchaser, in its sole discretion, at any time, may (i) either obtain an additional PMI Policy on any Mortgage Loan which already has a PMI Policy in place, or (ii) obtain a PMI Policy for any Mortgage Loan which does not already have a PMI Policy in place. In any event, the Company agrees to administer such PMI Policies in accordance with the Agreement or any Reconstitution Agreement.

            Section 4.16 Title, Management and Disposition of REO Property.

            In the event that title to any Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser, or in the event the Purchaser is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an Opinion of Counsel obtained by the Company from any attorney duly licensed to practice law in the state where the REO Property is located. The Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the Purchaser.

            The Company shall manage, conserve, protect and operate each REO Property for the Purchaser solely for the purpose of its prompt disposition and sale. The Company, either itself or through an agent selected by the Company, shall manage, conserve, protect and operate the REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall attempt to sell the same (and may temporarily rent the same for a period not greater than one year, except as otherwise provided below) on such terms and conditions as the Company deems to be in the best interest of the Purchaser.

            The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless (i)
(A) a REMIC election has not been made with respect to the arrangement under which the Mortgage Loans and the REO Property are held, and (ii) the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a period longer than one year is permitted under the foregoing sentence and is necessary to sell any REO Property the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property.

            The Company shall also maintain on each REO Property fire and hazard insurance with extended coverage in amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, liability insurance and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in the amount required above.

            The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser. The proceeds of sale of the REO Property shall be promptly deposited in the Custodial Account. As soon as practical thereafter the expenses of such sale shall be paid and the Company shall reimburse itself for any related unreimbursed Servicing Advances, unpaid Servicing Fees and unreimbursed advances made pursuant to
Section 5.03, and on the Remittance Date immediately following the Principal Prepayment Period in which such sale proceeds are received the net cash proceeds of such sale remaining in the Custodial Account shall be distributed to the Purchaser.

            The Company shall withdraw the Custodial Account funds necessary for the proper operation, management and maintenance of the REO Property, including the cost of maintaining any hazard insurance pursuant to Section
4.10 and the fees of any managing agent of the Company, a Subservicer, or the Company itself. The REO management fee shall be an amount that is reasonable and customary in the area where the Mortgaged Property is located. The Company shall make monthly distributions on each Remittance Date to the Purchasers of the net cash flow from the REO Property (which shall equal the revenues from such REO Property net of the expenses described in this Section 4.16 and of any reserves reasonably required from time to time to be maintained to satisfy anticipated liabilities for such expenses) .

            Section 4.17 Real Estate Owned Reports.

            Together with the statement furnished pursuant to Section 5.02, the Company shall furnish to the Purchaser on or before the Remittance Date each month a statement with respect to any REO Property covering the operation of such REO Property for the previous month and the Company's efforts in connection with the sale of such REO Property and any rental of such REO Property incidental to the sale thereof for the previous month. That statement shall be accompanied by such other information as the Purchaser shall reasonably request.

            Section 4.18 Liquidation Reports.

            Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed in lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property.

            Section 4.19 Reports of Foreclosures and Abandonments of Mortgaged
                         Property.

            Following the foreclosure sale or abandonment of any Mortgaged Property, the Company shall report such foreclosure or abandonment as required pursuant to Section 6050J of the Code.

            Section 4.20 Notification of Adjustments.

            With respect to each Mortgage Loan, the Company shall adjust the Mortgage Interest Rate on the related Interest Rate Adjustment Date and shall adjust the Monthly Payment on the related Payment Adjustment Date in compliance with the requirements of applicable law and the related Mortgage and Mortgage Note. If, pursuant to the terms of the Mortgage Note, another index is selected for determining the Mortgage Interest Rate, the same index will be used with respect to each Mortgage Note which requires a new index to be selected, provided that such selection does not conflict with the terms of the related Mortgage Note. The Company shall execute and deliver any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the Mortgage Interest Rate and the Monthly Payment adjustments. The Company shall promptly upon written request thereof, deliver to the Purchaser such notifications and any additional applicable data regarding such adjustments and the methods used to calculate and implement such adjustments. Upon the discovery by the Company, or the Purchaser that the Company has failed to adjust a Mortgage Interest Rate or a Monthly Payment pursuant to the terms of the related Mortgage Note and Mortgage, the Company shall immediately deposit in the Custodial Account from its own funds the amount of any interest loss caused the Purchaser thereby.

                                    ARTICLE V

                              PAYMENTS TO PURCHASER

            Section 5.01 Remittances.

            On each Remittance Date the Company shall remit by wire transfer of immediately available funds to the Purchaser (a) all amounts deposited in the Custodial Account as of the close of business on the Determination Date (net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05), plus (b) all amounts, if any, which the Company is obligated to distribute pursuant to Section 5.03, minus (c) any amounts attributable to Principal Prepayments received after the applicable Principal Prepayment Period which amounts shall be remitted on the following Remittance Date, together with any additional interest required to be deposited in the Custodial Account in connection with such Principal Prepayment in accordance with Section 4.04(viii), and minus (d) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the first day of the month of the Remittance Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts.

            With respect to any remittance received by the Purchaser after the second Business Day following the Business Day on which such payment was due, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall be deposited in the Custodial Account by the Company on the date such late payment is made and shall cover the period commencing with the day following such second Business Day and ending with the Business Day on which such payment is made, both inclusive. Such interest shall be remitted along with the distribution payable on the next succeeding Remittance Date. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company.

            Section 5.02 Statements to Purchaser.

            Not later than the 10th day of each calendar month, the Company shall furnish to the Purchaser a Monthly Remittance Advice, with a trial balance report attached thereto, in the form of Exhibit F annexed hereto electronic medium mutually acceptable to the parties as to the preceding calendar month and the Due Period in the month of remittance

            In addition, not more than 60 days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year. Nothing in this Section
5.02 shall be deemed to require the Company to prepare any federal income tax return on Internal Revenue Service Form 1066, U.S. Real Estate Mortgage Investment Conduit Income Tax Return, including Schedule Q thereto, Quarterly Notice to Residual Interest Holders of REMIC Taxable Income or Net Loss Allocation, or any successor forms, to be filed on behalf of any REMIC under the REMIC Provisions.

            Section 5.03 Monthly Advances by Company.

            On the Business Day immediately preceding each Remittance Date, either (a) the Company shall deposit in the Custodial Account from its own funds or (b) if funds are on deposit in the Custodial Account which are not required to be remitted on the related Remittance Date, the Company may make an appropriate entry in its records that such funds shall be applied toward the related Monthly Advance (provided, that any funds so applied shall be replaced by the Company no later than the Business Day immediately preceding the next Remittance Date), in each case, in an aggregate amount equal to all Monthly Payments (with interest adjusted to the Mortgage Loan Remittance Rate) which were due on the Mortgage Loans during the applicable Due Period and which were delinquent at the close of business on the immediately preceding Determination Date or which were deferred pursuant to Section 4.01. The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the last Remittance Date prior to the Remittance Date for the distribution of all Liquidation Proceeds and other payments or recoveries (including Insurance Proceeds and Condemnation Proceeds) with respect to the Mortgage Loan.

            In no event shall the Company be obligated to make an advance under this section 5.03 if at the time of such advance it deems such advance to be non-recoverable. The Company shall promptly deliver an officer's certificate to the Purchaser upon determining that any advance is non-recoverable. In the event that upon liquidation of the Mortgage Loan, the Liquidation Proceeds are insufficient to reimburse the Company for any Monthly Advances, the Company shall notify the related Purchaser of such shortfall by registered mail with sufficient supporting documentation and shall have the right to deduct such shortfall from the next remittance to be paid to the related Purchaser.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

            Section 6.01 Transfers of Mortgaged Property.

            The Company shall use its best efforts to enforce any "due-on-sale" provision contained in any Mortgage or Mortgage Note and to deny assumption by the person to whom the Mortgaged Property has been or is about to be sold whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains liable on the Mortgage and the Mortgage Note. When the Mortgaged Property has been conveyed by the Mortgagor, the Company shall, to the extent it has knowledge of such conveyance, exercise its rights to accelerate the maturity of such Mortgage Loan under the "due-on-sale" clause applicable thereto, provided, however, that the Company shall not exercise such rights if prohibited by law from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related PMI or LPMI Policy, if any.

            If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company shall enter into (i) an assumption and modification agreement with the person to whom such property has been conveyed, pursuant to which such person becomes liable under the Mortgage Note and the original Mortgagor remains liable thereon or (ii) in the event the Company is unable under applicable law to require that the original Mortgagor remain liable under the Mortgage Note and the Company has the prior consent of the primary mortgage guaranty insurer, a substitution of liability agreement with the purchaser of the Mortgaged Property pursuant to which the original Mortgagor is released from liability and the purchaser of the Mortgaged Property is substituted as Mortgagor and becomes liable under the Mortgage Note. If an assumption fee is collected by the Company for entering into an assumption agreement, a portion of such fee, up to an amount equal to one percent (1.0%) of the outstanding principal balance of the related Mortgage Loan, will be retained by the Company as additional servicing compensation, and any portion thereof in excess one percent (1.0%) shall be deposited in the Custodial Account for the benefit of the Purchaser. In connection with any such assumption or substitution of liability, neither the Mortgage Interest Rate borne by the related Mortgage Note, the term of the Mortgage Loan, the Index, the Lifetime Mortgage Interest Rate Cap, the Initial Rate Cap or the Gross Margin of any Mortgage Loan, nor the outstanding principal amount of the Mortgage Loan shall be changed.

            To the extent that any Mortgage Loan is assumable, the Company shall inquire diligently into the creditworthiness of the proposed transferee, and shall use the underwriting criteria for approving the credit of the proposed transferee which are used by Fannie Mae with respect to underwriting mortgage loans of the same type as the Mortgage Loans. If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan.

            Section 6.02 Satisfaction of Mortgages and Release of Mortgage
                         Files.

            Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company shall notify the Purchaser in the Monthly Remittance Advice as provided in Section 5.02, and may request the release of any Mortgage Loan Documents. In connection with any such prepayment in full, the Company shall comply with all applicable laws regarding satisfaction, release or reconveyance with respect to the Mortgage.

            If the Company satisfies or releases a Mortgage without first having obtained payment in full of the indebtedness secured by the Mortgage or should the Company otherwise prejudice any rights the Purchaser may have under the mortgage instruments, upon written demand of the Purchaser, the Company shall repurchase the related Mortgage Loan at the Repurchase Price by deposit thereof in the Custodial Account within 2 Business Days of receipt of such demand by the Purchaser. The Company shall maintain the Fidelity Bond and Errors and Omissions Insurance Policy as provided for in Section 4.12 insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

            Section 6.03 Servicing Compensation.

            As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account or to retain from interest payments on the Mortgage Loans the amount of its Servicing Fee. The Servicing Fee shall be payable monthly and shall be computed on the basis of the same unpaid principal balance and for the period respecting which any related interest payment on a Mortgage Loan is computed. The Servicing Fee shall be payable only at the time of and with respect to those Mortgage Loans for which payment is in fact made of the entire amount of the Monthly Payment. The obligation of the Purchaser to pay the Servicing Fee is limited to, and payable solely from, the interest portion of such Monthly Payments collected by the Company.

            Additional servicing compensation in the form of assumption fees, to the extent provided in Section 6.01, and late payment charges and Prepayment Penalties, shall be retained by the Company to the extent not required to be deposited in the Custodial Account. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement thereof except as specifically provided for herein. Notwithstanding anything in this Agreement to the contrary, in the event of a Principal Prepayment in full, the Company shall not waive, and shall not permit the waiver of, any Prepayment Penalty or portion thereof required by the terms of the related Mortgage Note unless (i) the Company determines that such waiver would maximize recovery of Liquidations Proceeds for such Mortgage Loan, taking into account the value of such Prepayment Penalty, or (ii) (A) the enforeceability therefore is limited
(1) by bankruptcy, insolvency, moratorium, receivership, or other similar law relating to creditors' rights generally or (2) due to acceleration in connection with a foreclosure or other involuntary payment or (B) the enforceability is otherwise limited or prohibited by applicable law.

            Section 6.04 Annual Statement as to Compliance.

            The Company shall deliver to the Purchaser, on or before May 31 each year beginning May 31, 2003, an Officer's Certificate, stating that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision, and (ii) the Company has complied fully with the provisions of
Article II and Article IV, and (iii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Company to cure such default.

            Section 6.05 Annual Independent Public Accountants' Servicing
Report.

            On or before May 31st of each year beginning May 31, 2003, the Company, at its expense, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to each Purchaser to the effect that such firm has examined certain documents and records relating to the servicing of the Mortgage Loans and this Agreement and that such firm is of the opinion that the provisions of Article II and Article IV have been complied with, and that, on the basis of such examination conducted substantially in compliance with the Single Attestation Program for Mortgage Bankers, nothing has come to their attention which would indicate that such servicing has not been conducted in compliance therewith, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement.

            Section 6.06 Right to Examine Company Records.

            The Purchaser shall have the right to examine and audit any and all of the books, records, or other information of the Company, whether held by the Company or by another on its behalf, with respect to or concerning this Agreement or the Mortgage Loans, during business hours or at such other times as may be reasonable under applicable circumstances, upon reasonable advance notice.

                                   ARTICLE VII

                     AGENCY TRANSFER; PASS-THROUGH TRANSFER

            Section 7.01 Removal of Mortgage Loans from Inclusion Under this
                         Agreement Upon an Agency Transfer, or a Pass-Through Transfer on One or More Reconstitution Dates.

            The Purchaser and the Company agree that with respect to any Pass-Through Transfer, Whole Loan Transfer or Agency Transfers, as applicable, the Company shall cooperate with the Purchaser in effecting such transfers and shall negotiate in good faith and execute any Reconstitution Agreement required to effectuate the foregoing; provided that, such Reconstitution Agreement shall not materially increase the Company's obligations or liabilities hereunder, nor diminish any of the Company's rights, and provide to any master servicer or the trustee, as applicable, and/or the Purchaser any and all publicly available information and appropriate verification of information which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser, trustee or a master servicer shall reasonable request as to the related Mortgage Loans. Purchaser shall reimburse Company for any and all costs or expenses incurred by Company (i) in obtaining "accountant comfort letters" with respect to information supplied in response to Purchaser requests, (ii) in connection with any due diligence performed in connection with a Pass-Through or Whole Loan Transfer or (iii) making the Mortgage Loan Documents or Servicing Files available to parties participating in a Pass-Through or Whole Loan Transfer, including without limitation, shipping costs. Such information may be included in any disclosure document prepared in connection with the Pass-Through Transfer, Whole Loan Transfer or Agency Transfer, as applicable; provided, however, that Company shall indemnify the Purchaser against any liability arising from any material omissions or misstatements in any information supplied by the Company and included in a disclosure document; and provided, further, that the Purchaser shall indemnify the Company against any liability arising from any information included in a disclosure document that was not supplied by the Company. The Company shall execute any Reconstitution Agreements required within a reasonable period of time after receipt of such agreements which time shall be sufficient for the Company and the Company's counsel to review such agreements. Company shall use its Best Efforts to complete such review within ten (10) Business Days after mutual agreement as to the terms thereof, but such time shall not exceed fifteen (15) Business Days after mutual agreement as to the terms thereof.

            The Company shall not be required to restate any representations and warranties as of the date of any Pass-Through Transfer, Whole Loan Transfer or Agency Transfers other than the representations and warranties set forth in Section 3.01 (provided, that the Company shall not be required to restate the representation and warranty set forth in Section 3.01(j) ) .

            In the event of any Agency Transfer, Pass-Through or Whole Loan Transfer, the Company shall have no obligation to pay any custodial fees charged by the Agency.

            Section 7.02 Purchaser's Repurchase and Indemnification Obligations.

            Upon receipt by the Company of notice from Fannie Mae, Freddie Mac or the trustee of a breach of any Purchaser representation or warranty contained in any Reconstitution Agreement or a request by Fannie Mae, Freddie Mac or the trustee, as the case may be, for the repurchase of any Mortgage Loan transferred to Fannie Mae or Freddie Mac pursuant to an Agency Transfer or to a trustee pursuant to a Pass-Through Transfer, the Company shall promptly notify the Purchaser of same and shall, at the direction of the Purchaser, use its best efforts to cure and correct any such breach and to satisfy the requests or concerns of Fannie Mae, Freddie Mac, or the trustee related to such deficiencies of the related Mortgage Loans transferred to Fannie Mae, Freddie Mac, or the trustee.

            The Purchaser shall repurchase from the Company any Mortgage Loan transferred to Fannie Mae or Freddie Mac pursuant to an Agency Transfer or to a trustee pursuant to a Pass-Through Transfer with respect to which the Company has been required by Fannie Mae, Freddie Mac, or the trustee to repurchase due to a breach of a representation or warranty made by the Purchaser with respect to the Mortgage Loans, or the servicing thereof prior to the transfer date to Fannie Mae, Freddie Mac, or the trustee in any
Reconstitution Agreement and not due to a breach of the Company's representations or obligations thereunder or pursuant to this Agreement. The repurchase price to be paid by the Purchaser to the Company shall equal that repurchase price paid by the Company to Fannie Mae, Freddie Mac, or the third party purchaser plus all reasonable costs and expenses borne by the Company in connection with the cure of said breach of a representation or warranty made by the Purchaser and in connection with the repurchase of such Mortgage Loan from Fannie Mae, Freddie Mac, or the trustee, including, but not limited to, reasonable and necessary attorneys' fees.

            At the time of repurchase, the Custodian and the Company shall arrange for the reassignment of the repurchased Mortgage Loan to the Purchaser according to the Purchaser's instructions and the delivery to the Custodian of any documents held by Fannie Mae, Freddie Mac, or the trustee with respect to the repurchased Mortgage Loan pursuant to the related Reconstitution Agreement. In the event of a repurchase, the Company shall, simultaneously with such reassignment, give written notice to the Purchaser that such repurchase has taken place, and amend the related Mortgage Loan Schedule to reflect the addition of the repurchased Mortgage Loan to this Agreement. In connection with any such addition, the Company and the Purchaser shall be deemed to have made as to such repurchased Mortgage Loan the representations and warranties set forth in this Agreement.

                                  ARTICLE VIII

                              COMPANY TO COOPERATE

            Section 8.01 Provision of Information.

            During the term of this Agreement and provided such request will cause the Company to violate any applicable law or statute, the Company shall furnish to the Purchaser such periodic, special, or other reports or information and copies or originals of any documents contained in the Servicing File for each Mortgage Loan, whether or not provided for herein, as shall be necessary, reasonable, or appropriate with respect to the Purchaser, any regulatory requirement pertaining to the Purchaser or the purposes of this Agreement. All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which the Purchaser may give. Purchaser shall pay any costs related to any special reports.

            The Company shall execute and deliver all such instruments and take all such action as the Purchaser may reasonably request from time to time, in order to effectuate the purposes and to carry out the terms of this Agreement.

            Section 8.02 Financial Statements; Servicing Facility.

            In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective Purchaser a Consolidated Statement of Operations of the Company for the most recently completed five fiscal years for which such a statement is available, as well as a Consolidated Statement of Condition at the end of the last two fiscal years covered by such Consolidated Statement of Operations. The Company also shall make available any comparable interim statements to the extent any such statements have been prepared by or on behalf of the Company (and are available upon request to members or stockholders of the Company or to the public at large). If it has not already done so, the Company shall furnish promptly to the Purchaser copies of the statement specified above. Unless requested the Purchaser, the Company shall not be required to deliver any documents which are publicly available on EDGAR.

            The Company also shall make available to Purchaser or prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions respecting recent developments affecting the Company or the financial statements of the Company, and to permit any prospective Purchaser to inspect the Company's servicing facilities or those of any Subservicer for the purpose of satisfying such prospective Purchaser that the Company and any Subservicer have the ability to service the Mortgage Loans as provided in this Agreement.

                                   ARTICLE IX

                                   THE COMPANY

            Section 9.01 Indemnification; Third Party Claims.

            The Company shall indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, and forfeitures, including, but not limited to reasonable and necessary legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to (a) perform its duties and service the Mortgage Loans in strict compliance with the terms of this Agreement or any Reconstitution Agreement entered into pursuant to Section 7.01, and/or (b) comply with applicable law. The Company immediately shall notify the Purchaser if a claim is made by a third party with respect to this Agreement or any Reconstitution Agreement or the Mortgage Loans, shall promptly notify Fannie Mae, Freddie Mac, or the trustee with respect to any claim made by a third party with respect to any Reconstitution Agreement, assume (with the prior written consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, and promptly pay, discharge and satisfy any judgment or decree in the amount of $5,000 or less, which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser promptly shall reimburse the Company for all amounts advanced by it pursuant to the preceding sentence except when the claim is in any way related to the Company's indemnification pursuant to Section 3.03, or the failure of the Company to (a) service and administer the Mortgage Loans in strict compliance with the terms of this Agreement or any Reconstitution Agreement, and/or (b) comply with applicable law.

            Section 9.02 Merger or Consolidation of the Company.

            The Company shall keep in full effect its existence, rights and franchises as a corporation, and shall obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement or any of the Mortgage Loans and to perform its duties under this Agreement.

            Any person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding, provided, however, that the successor or surviving Person shall be an institution (i) having a net worth of not less than $25,000,000, (ii) whose deposits are insured by the FDIC through the BIF or the SAIF, and (iii) which is a Fannie Mae-approved company in good standing.

            Section 9.03 Limitation on Liability of Company and Others.

            Neither the Company nor any of the directors, officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment, provided, however, that this provision shall not protect the Company or any such person against any Breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of any breach of the terms and conditions of this Agreement. The Company and any director, officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by any Person respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its opinion may involve it in any expense or liability, provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the Company shall be entitled to reimbursement from the Purchaser of the reasonable legal expenses and costs of such action.

            Section 9.04 Limitation on Resignation and Assignment by Company.

            The Purchaser has entered into this Agreement with the Company and subsequent Purchasers will purchase the Mortgage Loans in reliance upon the independent status of the Company, and the representations as to the adequacy of its servicing facilities, plant, personnel, records and procedures, its integrity, reputation and financial standing, and the continuance thereof. Therefore, the Company shall neither assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion hereof (to other than a Subservicer) or sell or otherwise dispose of all or substantially all of its property or assets without the prior written consent of the Purchaser, which consent shall be granted or withheld in the sole discretion of the Purchaser; provided, however, that the Company may assign its right and obligations hereunder to any entity that is directly or indirectly owned or controlled by the Company and the Company guarantees the performance by such entity of all obligations hereunder.

            The Company shall not resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 12.01.

            Without in any way limiting the generality of this Section 9.04, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof (to other than a Subservicer) or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement upon notice given as set forth in Section 10.01, without any payment of any penalty or damages and without any liability whatsoever to the Company or any third party.

                                    ARTICLE X

                                     DEFAULT

            Section 10.01 Events of Default.

            Each of the following shall constitute an Event of Default on the part of the Company:

            (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of three days after the date upon which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

            (ii) failure by the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of 30 days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

            (iii) failure by the Company to maintain its license to do business in any jurisdiction where the Mortgage Property is located if such license is necessary for the Company to legally service the related Mortgage Loan; or

            (iv) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, including bankruptcy, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of 60 days; or

            (v) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

            (vi) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency, bankruptcy or reorganization statute, make an assignment for the benefit of its creditors, voluntarily suspend payment of its obligations or cease its normal business operations for three Business Days; or

            (vii) the Company ceases to meet the qualifications of a Fannie Mae lender or servicer; or

            (viii) the Company fails to maintain a minimum net worth of $25,000,000; or

            (ix) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof (to other than a Subservicer) in violation of Section 9.04.

            In each and every such case, so long as an Event of Default shall not have been remedied, in addition to whatsoever rights the Purchaser may have at law or equity to damages, including injunctive relief and specific performance, the Purchaser, by notice in writing to the Company, may terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof.

            Upon receipt by the Company of such written notice, all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 12.01. Upon written request from any Purchaser, the Company shall prepare, execute and deliver to the successor entity designated by the Purchaser any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or cause to be done all other acts or things necessary or appropriate to effect the purposes of such notice of termination, including but not limited to the transfer and endorsement or assignment of the Mortgage Loans and related documents, at the Company's sole expense. The Company shall cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans.

            Section 10.02 Waiver of Defaults.

            By a written notice, the Purchaser may waive any default by the Company in the performance of its obligations hereunder and its consequences. Upon any waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived.

                                   ARTICLE XI

                                   TERMINATION

            Section 11.01 Termination.

            This Agreement shall terminate upon either: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan or the disposition of any REO Property with respect to the last Mortgage Loan and the remittance of all funds due hereunder; or (ii) mutual consent of the Company and the Purchaser in writing.

            Section 11.02 Termination Without Cause.

            The Purchaser may terminate, at its sole option, any rights the Company may have hereunder, without cause, as provided in this Section 11.02. Any such notice of termination shall be in writing and delivered to the Company by registered mail as provided in Section 12.05.

            In the event the Purchaser terminates the Company without cause with respect to some or all of the Mortgage Loans, the Purchaser shall be required to pay to the Company a Termination Fee in an amount equal to 2.0% of the outstanding principal balance of the terminated Mortgage Loans as of the date of such termination.

                                   ARTICLE XII

                            MISCELLANEOUS PROVISIONS

            Section 12.01 Successor to Company.

            Prior to termination of the Company's responsibilities and duties under this Agreement pursuant to Sections 9.04, 10.01, 11.01 (ii) or pursuant to Section 11.02 after the 90 day period has expired, the Purchaser shall, (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in clauses (i) through (iii) of Section 9.02 and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as it and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of the Company pursuant to the aforementioned sections shall not become effective until a successor shall be appointed pursuant to this Section 12.01 and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01 and 3.02 and the remedies available to the Purchaser under Sections 3.03, 3.04, 3.05 and 3.07, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03, 3.04, 3.05 and 3.07 shall be applicable to the Company notwithstanding any such sale, assignment, resignation or termination of the Company, or the termination of this Agreement.

            Any  successor   appointed  as  provided   herein  shall  execute,
acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, wherein the successor shall make the representations and warranties set forth in Section 3.01, except for subsections (f), (h), (i) and (k) thereof, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or termination of this Agreement pursuant to Section 9.04, 10.01,
11.01 or 11.02 shall not affect any claims that any Purchaser may have against the Company arising out of the Company's actions or failure to act prior to any such termination or resignation.

            The Company shall deliver promptly to the successor servicer the Funds in the Custodial Account and Escrow Account and all Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitively vest in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company.

            Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment in accordance with the procedures set forth in Section 12.05.

            Section 12.02 Amendment.

            This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

            Section 12.03 Governing Law.

            This Agreement shall be construed in accordance with the laws of the State of New York and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

            Section 12.04 Duration of Agreement.

            This Agreement shall continue in existence and effect until terminated as herein provided. This Agreement shall continue notwithstanding transfers of the Mortgage Loans by the Purchaser.

            Section 12.05 Notices.

            All demands, notices and communications hereunder shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, addressed as follows:

            (i)   if to the Company:

                  Countrywide Home Loans, Inc.,
                  4500 Park Grenada
                  Calabasas, CA 91302
                  Attention: David Spector

      or such other address as may hereafter be furnished to the Purchaser in writing by the Company;

            (ii)  if to Purchaser:

                  EMC Mortgage Corporation
                  Mac Arthur Ridge II
                  909 Hidden Ridge Drive, Suite 200
                  Irving, Texas 75014-1358
                  Attention: Ralene Ruyle

            Section 12.06 Severability of Provisions.

            If any one or more of the covenants, agreements, provisions or terms of this Agreement shall be held invalid for any reason whatsoever, then such covenants, agreements, provisions or terms shall be deemed severable from the remaining covenants, agreements, provisions or terms of this Agreement and shall in no way affect the validity or enforceability of the other provisions of this Agreement.

            Section 12.07 Relationship of Parties.

            Nothing herein contained shall be deemed or construed to create a partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for the Purchaser.

            Section 12.08 Execution; Successors and Assigns.

            This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

            Section 12.09 Recordation of Assignments of Mortgage.

            To the extent permitted by applicable law, each of the Assignments of Mortgage is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option accordance with Section 14 of the Purchase Agreement.

            Section 12.10 Assignment by Purchaser.

            The Purchaser shall have the right, without the consent of the Company but subject to the limit set forth in Section 2.02 hereof, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit G hereto. Upon such assignment of rights and assumption of obligations, the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans and the Purchaser as assignor shall be released from all obligations hereunder with respect to such Mortgage Loans from and after the date of such assignment and assumption. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

            Section 12.11 No Personal Solicitation.

            From and after the related Closing Date, the Company hereby agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, or by any independent contractors or independent mortgage brokerage companies on the Company's behalf, to personally, by telephone or mail, solicit the Mortgagor under any Mortgage Loan for the purpose of refinancing such Mortgage Loan; provided, that the Company may solicit any Mortgagor for whom the Company has received a request for verification of mortgage, a request for demand for payoff, a mortgagor initiated written or verbal communication indicating a desire to prepay the related Mortgage Loan, or the mortgagor initiates a title search, provided further, it is understood and agreed that promotions undertaken by the Company or any of its affiliates which (i) concern optional insurance products or other additional projects, (ii) are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists, newspaper, radio and television advertisements, (iii) are directed to mortgagors who have a specific type of mortgage (i.e., balloon Mortgage Loans, LIBOR Mortgage Loans, etc.) or (iv) directed to those mortgagors whose mortgages fall within specific interest rate ranges shall not constitute solicitation under this Section 12.11 nor is the Company prohibited from responding to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor. Notwithstanding the foregoing, the following solicitations, if undertaken by the Company or any affiliate of the Company, shall not be prohibited under this Section 12.11: (i) solicitations that are directed to the general public at large, including, without limitation, mass mailings based on commercially acquired mailing lists and newspaper, radio, television and other mass media advertisements; (ii) borrower messages included on, and statement inserts provided with, the monthly statements sent to Mortgagors; provided, however, that similar messages and inserts are sent to the borrowers of other mortgage loans serviced by the Company.

            IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.


                                        EMC MORTGAGE CORPORATION

                                        By: ____________________________________

                                        Name: Ralene Ruyle

                                        Title:   President


                                        COUNTRYWIDE HOME LOANS, INC.

                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________

STATE OF NEW YORK    )
                     ) ss.:
COUNTY OF __________ )


            On the __ day of ________, 200_ before me, a Notary Public in and for said State, personally appeared ________, known to me to be Vice President of EMC Mortgage Corporation, the federal savings association that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

            IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.


                                        ________________________________________
                                        Notary Public

                                        My Commission expires __________________

STATE OF             )
                     ) ss.:
COUNTY OF __________ )


            On the __ day of _______, 200_ before me, a Notary Public in and for said State, personally appeared __________, known to me to be ______________ of Countrywide Home Loans, Inc. the corporation that executed the within instrument and also known to me to be the person who executed it on behalf of said corporation, and acknowledged to me that such corporation executed the within instrument.

            IN WITNESS WHEREOF, I have hereunto set my hand affixed my office seal the day and year in this certificate first above written.


                                        ________________________________________
                                        Notary Public

                                        My Commission expires __________________

                                    EXHIBIT A

                             MORTGAGE LOAN SCHEDULE

                                    EXHIBIT B

                         CONTENTS OF EACH MORTGAGE FILE

            With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser and any prospective Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Custodian pursuant to
Section 2.01 and 2.03 of the Seller's Warranties and Servicing Agreement to which this Exhibit is attached (the "Agreement") :

      1. The original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of _________ without recourse" and signed in the name of the Company by an authorized officer (in the event that the Mortgage Loan was acquired by the Company in a merger, the signature must be in the following form: "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]"; and in the event that the Mortgage Loan was acquired or originated by the Company while doing business under another name, the signature must be in the following form: "Countrywide Home Loans, Inc., formerly known as [previous name]") .

      2. The original of any guarantee executed in connection with the Mortgage Note (if any) .

      3. The original Mortgage, with evidence of recording thereon. If in connection with any Mortgage Loan, the Company cannot deliver or cause to be delivered the original Mortgage with evidence of recording thereon on or prior to the related Closing Date because of a delay caused by the public recording office where such Mortgage has been delivered for recordation or because such Mortgage has been lost or because such public recording office retains the original recorded Mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such Mortgage, together with (i) in the case of a delay caused by the public recording office, an Officer's Certificate of the Company stating that such Mortgage has been dispatched to the appropriate public recording office for recordation and that the original recorded Mortgage or a copy of such Mortgage certified by such public recording office to be a true and complete copy of the original recorded Mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or (ii) in the case of a Mortgage where a public recording office retains the original recorded Mortgage or in the case where a Mortgage is lost after recordation in a public recording office, a copy of such Mortgage certified by such public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded Mortgage.

      4. The originals of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon.

      5. The original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording, delivered in blank. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "Countrywide Home Loans, Inc., formerly known as [previous name]."

      6. Originals of all intervening assignments of the Mortgage with evidence of recording thereon, or if any such intervening assignment has not been returned from the applicable recording office or has been lost or if such public recording office retains the original recorded assignments of mortgage, the Company shall deliver or cause to be delivered to the Custodian, a photocopy of such intervening assignment, together with (i) in the case of a delay caused by the public recording office, an Officer's Certificate of the Company stating that such intervening assignment of mortgage has been dispatched to the appropriate public recording office for recordation and that such original recorded intervening assignment of mortgage or a copy of such intervening assignment of mortgage certified by the appropriate public recording office or by the title insurance company that issued the title policy to be a true and complete copy of the original recorded intervening assignment of mortgage will be promptly delivered to the Custodian upon receipt thereof by the Company; or (ii) in the case of an intervening assignment where a public recording office retains the original recorded intervening assignment or in the case where an intervening assignment is lost after recordation in a public recording office, a copy of such intervening assignment certified by such public recording office to be a true and complete copy of the original recorded intervening assignment.

      7. The original mortgagee policy of title insurance or attorney's opinion of title and abstract of title.

      8. Any security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      9. The original hazard insurance policy and, if required by law, flood insurance policy, in accordance with Section 4.10 of the Agreement.

      10.   Residential loan application.

      11.   Mortgage Loan closing statement.

      12.   Verification of employment and income.

      13. Verification of acceptable evidence of source and amount of downpayment.

      14.   Credit report on the Mortgagor.

      15.   Residential appraisal report.

      16.   Photograph of the Mortgaged Property.

      17.   Survey of the Mortgaged Property.

      18. Copy of each instrument necessary to complete identification of any exception set forth in the exception schedule in the title policy, i.e., map or plat, restrictions, easements, sewer agreements, home association declarations, etc.

      19.   All required disclosure statements.

      20. If available, termite report, structural engineer's report, water potability and septic certification.

      21.   Sales contract.

      22. Tax receipts, insurance premium receipts, ledger sheets, payment history from date of origination, insurance claim files, correspondence, current and historical computerized data files, and all other processing, underwriting and closing papers and records which are customarily contained in a mortgage loan file and which are required to document the Mortgage Loan or to service the Mortgage Loan.

            In the event an Officer's Certificate of the Company is delivered to the Custodian because of a delay caused by the public recording office in returning any recorded document, the Company shall deliver to the Custodian, within 180 days of the related Closing Date, an Officer's Certificate which shall (i) identify the recorded document, (ii) state that the recorded document has not been delivered to the Custodian due solely to a delay caused by the public recording office, (iii) state the amount of time generally required by the applicable recording office to record and return a document submitted for recordation, and (iv) specify the date the applicable recorded document will be delivered to the Custodian. The Company shall be required to deliver to the Custodian the applicable recorded document by the date specified in (iv) above. An extension of the date specified in (iv) above may be requested from the Purchaser, which consent shall not be unreasonably withheld.

                                    EXHIBIT C

                             MORTGAGE LOAN DOCUMENTS

            The Mortgage Loan Documents for each Mortgage Loan shall include each of the following items, which shall be delivered to the Custodian pursuant to Section 2.01 of the Seller's Warranties and Servicing Agreement to which this Exhibit is annexed (the "Agreement") :

            (a) the original Mortgage Note bearing all intervening endorsements, endorsed "Pay to the order of ___________, without recourse" and signed in the name of the Company by an authorized officer. To the extent that there is no room on the face of the Mortgage Note for endorsements, the endorsement may be contained on an allonge, if state law so allows. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "Countrywide Home Loans, Inc., formerly known as [previous name]";

            (b) the original of any guarantee executed in connection with the Mortgage Note;

            (c) the original Mortgage with evidence of recording thereon, and the original recorded power of attorney, if the Mortgage was executed pursuant to a power of attorney, with evidence of recording thereon;

            (d) the originals of all assumption, modification, consolidation or extension agreements, with evidence of recording thereon;

            (e) the original Assignment of Mortgage for each Mortgage Loan, in form and substance acceptable for recording, delivered in blank, or the original Assignment of Mortgage in recordable form into MERS. If the Mortgage Loan was acquired by the Company in a merger, the Assignment of Mortgage must be made by "Countrywide Home Loans, Inc., successor by merger to [name of predecessor]." If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment of Mortgage must be by "Countrywide Home Loans, Inc., formerly known as [previous name];"

            (f) the originals of all intervening assignments of mortgage with evidence of recording thereon, including warehousing assignments, if any;

            (g) the original mortgagee title insurance policy;

            (h) such other documents as the Purchaser may require.


                                      C-4-1

                                   EXHIBIT D-1

                         CUSTODIAL ACCOUNT CERTIFICATION

                                                     _____________________, 200_

            Countrywide Home Loans, Inc. hereby certifies that it has established the account described below as a Custodial Account pursuant to
Section 4.04 of the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans.

Title of Account:_Countrywide Home Loans, Inc. in trust for the Purchaser

Account Number:__________________

Address of office or branch
of the Company at
which Account is maintained:            ________________________________________

                                        ________________________________________

                                        ________________________________________

                                        ________________________________________


                                        Countrywide Home Loans, Inc.

                                        Company

                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________


                                      D-1-1

                                   EXHIBIT D-2

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                                                         _________________, 200_

To: ____________________________________

    ____________________________________

    ____________________________________
    (the "Depository")

            As Company under the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[Servicer] in trust for the Purchaser - Residential Adjustable Rate Mortgage Loans." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        [COUNTRYWIDE HOME LOANS, INC.]


                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________

                                        Date: __________________________________


                                      D-2-1

            The undersigned, as Depository, hereby certifies that the above described account has been established under Account Number __________, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF") .

                                        ________________________________________
                                        Depository


                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________

                                        Date: __________________________________


                                      D-2-2

                                   EXHIBIT E-1

                          ESCROW ACCOUNT CERTIFICATION

                                                        __________________, 200_

            Countrywide Home Loans, Inc. hereby certifies that it has established the account described below as an Escrow Account pursuant to
Section 4.06 of the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002, Residential Adjustable Rate Mortgage Loans.

Title of Account: "Countrywide Home Loans, Inc. in trust for the Purchaser and various Mortgagors."

Account Number: __________________

Address of office or branch
of the Company at
which Account is maintained:            ________________________________________

                                        ________________________________________

                                        ________________________________________

                                        ________________________________________


                                        [COUNTRYWIDE HOME LOANS, INC.]


                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________


                                     E-1-1

                                   EXHIBIT E-2

                         ESCROW ACCOUNT LETTER AGREEMENT

                                                       ___________________, 200_

To: ____________________________________

    ____________________________________

    ____________________________________
    (the "Depository")

            As Company under the Seller's Warranties and Servicing Agreement, dated as of September 1, 2002 Residential Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.07 of the Agreement, to be designated as "[Servicer], in trust for the Purchaser - Residential Adjustable Rate Mortgage Loans." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. You may refuse any deposit which would result in violation of the requirement that the account be fully insured as described below. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        [COUNTRYWIDE HOME LOANS, INC.]


                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________

                                        Date: __________________________________


                                     E-2-1

            The undersigned, as Depository, hereby certifies that the above described account has been established under Account Number ______, at the office of the Depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured by the Federal Deposit Insurance Corporation through the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF") .


                                        ________________________________________
                                        Depository


                                        By: ____________________________________

                                        Name: __________________________________

                                        Title: _________________________________

                                        Date: __________________________________


                                     E-2-1

                                    EXHIBIT F

                            MONTHLY REMITTANCE ADVICE

                                    EXHIBIT G

                            ASSIGNMENT AND ASSUMPTION

                                                         _________________, 200_

            ASSIGNMENT AND ASSUMPTION, dated __________, between __________________________________, a ___________________ corporation having
an       office       at       __________________       ("Assignor")       and
_________________________________,  a __________________ corporation having an office at __________________ ("Assignee") :

            For and in consideration of the sum of TEN DOLLARS ($10.00) and other valuable consideration the receipt and sufficiency of which hereby are acknowledged, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

            1. The Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor, as purchaser, in, to and under that certain Seller's Warranties and Servicing Agreement, Residential Adjustable Rate Mortgage Loans (the "Seller's Warranties and Servicing Agreement"), dated as of September 1, 2002, by and between EMC Mortgage Corporation (the "Purchaser"), and Countrywide Home Loans, Inc. (the "Company") , and the Mortgage Loans delivered thereunder by the Company to the Assignor.

            2. The Assignor warrants and represents to, and covenants with, the Assignee that:

            a. The Assignor is the lawful owner of the Mortgage Loans with the full right to transfer the Mortgage Loans free from any and all claims and encumbrances whatsoever;

            b. The Assignor has not received notice of, and has no knowledge of, any offsets, counterclaims or other defenses available to the Company with respect to the Seller's Warranties and Servicing Agreement or the Mortgage Loans;

            c. The Assignor has not waived or agreed to any waiver under, or agreed to any amendment or other modification of, the Seller's Warranties and Servicing Agreement, the Custodial Agreement or the Mortgage Loans, including without limitation the transfer of the servicing obligations under the Seller's Warranties and Servicing Agreement. The Assignor has no knowledge of, and has not received notice of, any waivers under or amendments or other modifications of, or assignments of rights or obligations under, the Seller's Warranties and Servicing Agreement or the Mortgage Loans; and

            d. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933 (the "33 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto.

            3. The Assignee warrants and represents to, and covenants with, the Assignor and the Company that:

            a. The Assignee agrees to be bound, as Purchaser, by all of the terms, covenants and conditions of the Seller's Warranties and Servicing Agreement, the Mortgage Loans and the Custodial Agreement, and from and after the date hereof, the Assignee assumes for the benefit of each of the Company and the Assignor all of the Assignor's obligations as Purchaser thereunder;

            b. The Assignee understands that the Mortgage Loans have not been registered under the 33 Act or the securities laws of any state;

            c. The purchase price being paid by the Assignee for the Mortgage Loans are in excess of $250,000 and will be paid by cash remittance of the full purchase price within 60 days of the sale;

            d. The Assignee is acquiring the Mortgage Loans for investment for its own account only and not for any other person. In this connection, neither the Assignee nor any Person authorized to act therefor has offered the Mortgage Loans by means of any general advertising or general solicitation within the meaning of Rule 502(c) of U.S. Securities and Exchange Commission Regulation D, promulgated under the 1933 Act;

            e. The Assignee considers itself a substantial, sophisticated institutional investor having such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of investment in the Mortgage Loans;

            f. The Assignee has been furnished with all information regarding the Mortgage Loans that it has requested from the Assignor or the Company;

            g. Neither the Assignee nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security to, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, any interest in the Mortgage Loans or any other similar security from, or otherwise approached or negotiated with respect to the Mortgage Loans, any interest in the Mortgage Loans or any other similar security with, any person in any manner which would constitute a distribution of the Mortgage Loans under the 33 Act or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 33 Act or require registration pursuant thereto, nor will it act, nor has it authorized or will it authorize any person to act, in such manner with respect to the Mortgage Loans; and

            h. Either: (1) the Assignee is not an employee benefit plan ("Plan") within the meaning of section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or a plan (also "Plan") within the meaning of section 4975(e) (1) of the Internal Revenue Code of 1986 ("Code"), and the Assignee is not directly or indirectly purchasing the Mortgage Loans on behalf of, investment manager of, as named fiduciary of, as Trustee of, or with assets of, a Plan; or (2) the Assignee's purchase of the Mortgage Loans will not result in a prohibited transaction under section 406 of ERISA or section 4975 of the Code.

            i. The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement is:

            __________________
            __________________
            __________________

            Attention: _______

            The Assignee's wire transfer instructions for purposes of all remittances and payments related to the Mortgage Loans and the Seller's Warranties and Servicing Agreement are:

            __________________
            __________________
            __________________

            IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption to be executed by their duly authorized officers as of the date first above written.


_____________________________________   ________________________________________
Assignor                                Assignee


By:__________________________________   By:_____________________________________

Its:_________________________________   Its:____________________________________

                                    EXHIBIT H

                             UNDERWRITING GUIDELINES

                                    EXHIBIT I

                            ACKNOWLEDGMENT AGREEMENT

            On this ____ day of ____________, 200_, EMC Mortgage Corporation, (the "Purchaser") as the Purchaser under that certain Seller's Warranties and Servicing Agreement dated as of September 1, 2002, (the "Agreement"), does hereby contract with Countrywide Home Loans Inc. (the "Company") as Company under the Agreement, for the servicing responsibilities related to the Mortgage Loans listed on the related Mortgage Loan Schedule attached hereto. The Company hereby accepts the servicing responsibilities transferred hereby and on the date hereof assumes all servicing responsibilities related to the Mortgage Loans identified on the related Mortgage Loan Schedule all in accordance with the Agreement. The contents of each Servicing File required to be delivered to service the Mortgage Loans pursuant to the Agreement have been or shall be delivered to the Company by the Purchaser in accordance with the terms of the Agreement.

            With respect to the Mortgage Loans made subject to the Agreement hereby, the related Closing Date shall be ___________________.

            All other terms and conditions of this transaction shall be governed by the Agreement.

            Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

            This Acknowledgment Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one and the same instrument.

            IN WITNESS WHEREOF, the Purchaser and the Company have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                        PURCHASER:
                                        EMC MORTGAGE CORPORATION

                                        By: ____________________________________
                                        Name: __________________________________
                                        Title: _________________________________

                                        SELLER:
                                        COUNTRYWIDE HOME LOANS, INC.

                                        By: ____________________________________
                                        Name: __________________________________
                                        Title: _________________________________